Form 10-Q
period 2008-03-31
Rioridge Resources Corp.
filed 2008-05-21
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-149680

RIORIDGE RESOURCES CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

200 Centennial Avenue
Suite 200
Piscataway, New Jersey 08854
(Address of principal executive offices, including zip code.)

732-377-2000
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]   NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]    NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,100,000 as of May 12, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Rioridge Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$14,137	$20,596
Prepaid expenses	237	237
Total Assets	$14,374	$20,833

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$11,785	$-
Due to related parties	125	125
Total current liabilities	11,910	125

Stockholders' Equity
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and	-	-
outstanding
Common Stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 9,100,000 shares	91	91
Additional paid-in capital	49,659	47,409
Deficit accumulated during the exploration stage	(47,286)	(26,792)
Total stockholders' equity	2,464	20,708
Total Liabilities and Stockholders' Equity	$14,374	$20,833

See notes to financial statements.

Rioridge Resources Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

		Period from
		November 13,
	Three months	2007 (Date of
	ended March	Inception) To
	31, 2008	March 31, 2008

Revenue	$-	$-

Costs and expenses
Donated services	2,250	3,750
General and administrative	411	1,703
Impairment of mineral property cost	-	6,500
Mineral property exploration and carrying costs	-	2,500
Professional fees	17,833	32,833
Total costs and expenses	20,494	47,286

Net Loss	$(20,494)	$(47,286)

Net loss per share
Basic and diluted	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	9,100,000

See notes to financial statements.

Rioridge Resources Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity
For the Period November 13, 2007 (Inception) to March 31, 2008
(Expressed in US Dollars)

				Deficit
				Accumulated
	Common Stock,		Additional	During the
	$0.00001 par value		paid-in	Exploration
	Shares	Amount	capital	Stage	Total

Common shares sold for cash at $0.001 per share	5,000,000	$50	$4,950	$-	$5,000
Common shares sold for cash at $0.01 per share	4,100,000	41	40,959	-	41,000
Donated services	-	-	1,500	-	1,500
Net Loss	-	-	-	(26,792)	(26,792)
Balance - December 31, 2007	9,100,000	91	47,409	(26,792)	20,708
Unaudited:
Donated services	-	-	2,250	-	2,250
Net Loss	-	-		(20,494)	(20,494)
Balance - March 31, 2008	9,100,000	$91	$49,659	$(47,286)	$2,464

See notes to financial statements.

Rioridge Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

		Period from
		November 13,
		2007 (Date of
	Three months	Inception) To
	ended March	March 31,
	31, 2008	2008
Cash Flows from Operating Activities
Net loss	$(20,494)	$(47,286)
Adjustments to reconcile net loss
to net cash provided by (used for) operating activities
Donated services	2,250	3,750
Impairment of mineral property cost	-	6,500
Change in operating assets and liabilities:
Prepaid expenses	-	(237)
Accounts payable and accrued liabilities	11,785	11,785
Due to related parties	-	125
Net cash provided by (used for) operating activities	(6,459)	(25,363)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	(6,500)
Net cash provided by (used for) investing activities	-	(6,500)

Cash Flows from Financing Activities
Proceeds from sales of common stock	-	46,000
Net cash provided by financing activities	-	46,000

Increase (decrease) in cash	(6,459)	14,137

Cash - beginning of period	20,596	-

Cash - end of period	$14,137	$14,137

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

Rioridge Resources Corp.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

1.	Nature of Operations

Rioridge Resources Corp. (the “Company”) was incorporated in the State of Nevada on November 13, 2007. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

2.	Interim Financial Information

The unaudited financial statements as of March 31, 2008 and for the three months then ended and for the period November 13, 2007 (inception) to March 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period November 13, 2007 (inception) to December 31, 2007 as included in our Form S-1/A filed with the Securities and Exchange Commission on April 3, 2008.

3.	Related Party Balances/Transactions

a)

The Company receives services from its president at no cost to the Company. For accounting purposes, the estimated fair value of these donated services ($750 per month) is included as an expense and additional paid-in capital is increased by the same amount.

b)

At March 31, 2008, the Company is indebted to the sole director of the Company for $125, representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, and has no specific terms of repayment.

	c)	On November 16, 2007, the Company issued 5,000,000 shares of common stock at $0.001 per share to the President of the Company for cash proceeds of $5,000.

Rioridge Resources Corp.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

4.	Mineral Property

On December 14, 2007, the Company acquired a 100% interest in a Mineral Claim located in Clark County, Nevada, in consideration for $6,500. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. There are situations that could prevent the Company from obtaining clear title to the mineral claims such as the bankruptcy or death of the President. The cost of the mineral property was initially capitalized. At December 31, 2007, the Company recognized an impairment loss of $6,500, as it has not yet been determined whether there are proven or probable reserves on the property.

5.	Common Stock

	a)	On November 16, 2007, the Company issued 5,000,000 shares of common stock at $0.001 per share to the President and Director of the Company for cash proceeds of $5,000.

	b)	On December 17, 2007, the Company issued 4,100,000 shares of common stock at $0.01 per share to 41 investors for cash proceeds of $41,000.

6.	Commitment

On November 8, 2007, the Company entered into an office service agreement with a company to provide office services to the Company for a one year term, renewable monthly. Under the agreement, the Company is obligated to pay $119 per month commencing November 9, 2007 and ending October 31, 2008. The Company incurred rent expense of $356 for the three months ended March 31, 2008.

7.	Income Taxes

No provisions for income taxes have been recorded in the periods presented since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $14,802 at March 31, 2008 attributable to the future utilization of the net operating loss carryforward of $43,536 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $43,536 net operating loss carryforward expires $25,292 in year 2027 and $18,244 in year 2028.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Rioridge Resources Corp.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

The components of the net deferred income tax assets consist of:

	March 31,	December 31,
	2008	2007
Net operating loss carryforward	$14,802	$8,599
Valuation allowance	(14,802)	(8,599)
Net deferred income tax assets	$–	$–

Expected income tax expense (benefit) computed by applying the U.S. statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

Three Months
Ended March
31, 2008
Expected income tax expense (benefit) at 34%	$(6,968)
Nondeductible donated services	765
Change in valuation allowance	6,203
Provision for (benefit from) income taxes	$–

8.	Subsequent Event

On April 7, 2008, the United States Securities and Exchange Commission “declared effective” the Company’s registration statement to register for resale 4,100,000 shares of Company common stock owned by 41 stockholders of the Company.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business activities.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.

     To meet our need for cash we raised money from our private placement. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     Our sole officer and director is unwilling to make any commitment to loan us any money except to cover expenses relating to reclamation if materialized material is not found at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

     Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained below. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a reserve and we have determined it is economical to extract the minerals from the land.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease activities until we raise more money. If we can’t or don’t raise more money, we will cease activities. If we cease activities, we don’t know what we will do and we don’t have any plans to do anything.

     We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

     The milestones are as follows:

     1. May 2008 to August 2008 - retain our consultant to manage the exploration of the property. -Maximum cost of $5,000. Time of retention 0-90 days.

     2. September 2008 to December 2008 - trenching and sampling. The total cost will be $14,000. The activity will be subcontracted to non-affiliated third parties. Time to conduct trenching and sampling - 120 days.

     3. January 2009 to April 2009 - have an independent third party analyze the samples. We estimate that it will cost $2,000 to analyze the samples and will take 30 days.

     Funds for the foregoing activities were obtained from our private placement which was completed in December 2007.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we conduct research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

     As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

     In November, 2007, we issued 5,000,000 shares of common stock to our sole officer and director, Venugopal Rao Balla, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $5,000. This was accounted for as an acquisition of shares. Venugopal Rao Balla covered some of our initial expenses by paying $125.00 for incorporation documents. The amount owed to Mr. Balla is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Balla is oral and there is no written document evidencing the agreement.

     In December 2007, we issued 4,100,000 shares of common stock to 41 individuals in exchange for $41,000. The shares were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933.

     As of March 31, 2008, our total assets were $14,374 and our total liabilities were $11,910.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.    RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.    EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of May, 2008.

RIORIDGE RESOURCES CORP.

BY:	VENUGOPAL RAO BALLA
Venugopal Rao Balla, President, Principal Executive
Officer, Secretary, Treasurer, Principal Financial
Officer, Principal Accounting Officer and sole
member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002