Form 10-Q
period 2008-06-30
Neohydro Technologies Corp.
filed 2008-08-13
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-149680

NEOHYDRO TECHNOLOGIES CORP.
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 72,800,000 as of August 10, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,023	$20,596
Prepaid expenses	119	237
Total current assets and total assets	$2,142	$20,833

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$8,622	$-
Due to related party	171	125
Total current liabilities and total liabilities	8,793	125

Stockholders' Equity (Deficiency)
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 800,000,000 shares,
issued and outstanding 72,800,000 shares	728	728
Additional paid-in capital	51,272	46,772
Deficit accumulated during the exploration stage	(58,651)	(26,792)
Total stockholders' equity (deficiency)	(6,651)	20,708
Total Liabilities and Stockholders' Equity (Deficiency)	$2,142	$20,833

See notes to financial statements.

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Period from
			November 13,
			2007 (Date of
	Three months	Six months	Inception) To
	ended June 30,	ended June 30,	June 30,
	2008	2008	2008

Revenue	$-	$-	$-

Costs and expenses
Donated services	2,250	4,500	6,000
General and administrative	2,443	2,854	4,146
Impairment of mineral property cost	-	-	6,500
Mineral property exploration and carrying costs	-	-	2,500
Professional fees	6,672	24,505	39,505
Total costs and expenses	11,365	31,859	58,651

Net Loss	$(11,365)	$(31,859)	$(58,651)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	72,800,000	72,800,000

See notes to financial statements.

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period November 13, 2007 (Inception) to June 30, 2008
(Expressed in US Dollars)

				Deficit
				Accumulated
	Common Stock, $0.00001		Additional	During the
	par value		paid-in	Exploration
	Shares	Amount	capital	Stage	Total

Common shares sold for cash at $0.000125 per share	40,000,000	$400	$4,600	$-	$5,000
Common shares sold for cash at $0.00125 per share	32,800,000	328	40,672	-	41,000
Donated services	-	-	1,500	-	1,500
Net Loss	-	-	-	(26,792)	(26,792)
Balance - December 31, 2007	72,800,000	728	46,772	(26,792)	20,708
Unaudited:
Donated services	-	-	4,500	-	4,500
Net Loss	-	-	-	(31,859)	(31,859)
Balance - June 30, 2008	72,800,000	$728	$51,272	$(58,651)	$(6,651)

See notes to financial statements.

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

		Period from
		November 13,
		2007 (Date of
	Six months	Inception) To
	ended June 30,	June 30,
	2008	2008
Cash Flows from Operating Activities
Net loss	$(31,859)	$(58,651)
Adjustments to reconcile net loss
to net cash provided by (used for) operating activities
Donated services	4,500	6,000
Impairment of mineral property cost	-	6,500
Change in operating assets and liabilities:
Prepaid expenses	118	(119)
Accounts payable and accrued liabilities	8,622	8,622
Due to related party	46	171
Net cash provided by (used for) operating activities	(18,573)	(37,477)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	(6,500)
Net cash provided by (used for) investing activities	-	(6,500)

Cash Flows from Financing Activities
Proceeds from sales of common stock	-	46,000
Net cash provided by (used for) financing activities	-	46,000

Increase (decrease) in cash	(18,573)	2,023

Cash - beginning of period	20,596	-

Cash - end of period	$2,023	$2,023

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
June 30, 2008
(Unaudited)

1.	Nature of Operations

Rioridge Resources Corp. (the “Company”) was incorporated in the State of Nevada on November 13, 2007. On July 22, 2008, the Company changed its name to Neohydro Technologies Corp. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

2.	Interim Financial Information

The unaudited financial statements as of June 30, 2008 and for the three and six months then ended and for the period November 13, 2007 (inception) to June 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month period ended June 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

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

a)

The Company receives services from its president at no cost to the Company. For accounting purposes, the estimated fair value of these donated services ($750 per month) is included as an expense and additional paid- in capital is increased by the same amount.

b)

At June 30, 2008, the Company is indebted to the president and sole director of the Company for $171, representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, and has no specific terms of repayment.

	c)	On November 16, 2007, the Company issued 40,000,000 shares of common stock at $0.000125 per share to the president of the Company for cash proceeds of $5,000.

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
June 30, 2008
(Unaudited)

4.	Mineral Property

On December 14, 2007, the Company acquired a 100% interest in a mineral claim located in Clark County, Nevada, in consideration for $6,500. The claim is registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claim in trust on behalf of the Company. There are situations that could prevent the Company from obtaining clear title to the mineral claim such as the bankruptcy or death of the President. The cost of the mineral property was initially capitalized. At December 31, 2007, the Company recognized an impairment loss of $6,500, as it had not yet been determined whether there are proven or probable reserves on the property.

5.	Common Stock

	a)	On November 16, 2007, the Company issued 40,000,000 shares of common stock at $0.000125 per share to the President and Director of the Company for cash proceeds of $5,000.

	b)	On December 17, 2007, the Company issued 32,800,000 shares of common stock at $0.00125 per share to 41 investors for cash proceeds of $41,000.

6.	Commitment

On November 8, 2007, the Company entered into an office service agreement with a company to provide office services to the Company for a one year term, renewable monthly. Under the agreement, the Company is obligated to pay $119 per month commencing November 9, 2007 and ending October 31, 2008. The Company incurred rent expense of $713 for the six months ended June 30, 2008.

7.	Income Taxes

No provisions for income taxes have been recorded in the periods presented since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $17,901 at June 30, 2008 attributable to the future utilization of the net operating loss carryforward of $52,651 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $52,651 net operating loss carryforward expires $25,292 in year 2027 and $27,359 in year 2028.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The components of the net deferred income tax assets consist of:

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
June 30, 2008
(Unaudited)

	June 30,	December 31,
	2008	2007
Net operating loss carryforward	$17,901	$8,599
Valuation allowance	(17,901)	(8,599)
Net deferred income tax assets	$–	$–

          Expected income tax expense (benefit) computed by applying the U.S. statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

Six Months
Ended June 30,
2008
Expected income tax expense (benefit) at 34%	$(10,832)
Nondeductible donated services	1,530
Change in valuation allowance	9,302
Provision for (benefit from) income taxes	$–

7.	Stock Split

On June 12, 2008, the Company’s board of directors declared an eight–for-one common stock split effected on June 25, 2008. The par value of the common stock remained $0.00001 per share and the number of authorized shares of common stock and preferred stock increased to 900,000,000 shares, comprised of 800,000,000 shares of common stock and 100,000,000 shares of preferred stock. The financial statements have been retroactively adjusted to reflect this stock split.

8.	Subsequent Events

a)

On July 21, 2008. the Company entered into a nonbinding letter of intent with Neohydro Corp. (“Neohydro”) and Dean Themy (“Dean”) (together, Neohydro and Dean are referred to as the “Licensor”) to acquire exclusive worldwide marketing, distribution and licensing rights (the “License Rights”) to Licensor’s water sterilization technology for the treatment of industrial waste water in industries such as oil and gas production.

The letter of intent contemplates execution of a definitive licensing agreement which would provide for a purchase price for the License Rights and related assets of $1,400,000 cash (payable in six installments over a one year period) plus newly issued shares of Company common stock equal to up to 60% of the Company’s outstanding shares after the transaction and which would be subject to satisfaction of certain conditions precedent to closing, including the Company’s completion of its due diligence review.

On July 22, 2008, the Company changed its name from Rioridge Resources Corp. to Neohydro Technologies Corp.

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

     We will also be on the lookout for other business opportunities. As a result, we may terminate our mineral exploration program. We are currently negotiating the possible license acquisition of a development stage company that has a water sterilization technology, a high voltage electrolysis device that transforms water solely for the Industrial Application. The technology is able to change the nature of the water itself. “Dirty” water becomes usable for many industrial and agricultural applications. “Clean” water becomes a sterilant capable of killing the most harmful of pathogens. The Licensor’s products eliminate biological oxygen demand, algae, bacteria, viruses, fungus and many metals. In today’s lexicon think of biofilm, salmonella, e-coli, MRSA, HIV, Hepatitis, arsenic and lead. Although negotiations with this group are in the advanced stages, there is no guarantee that they will complete an acquisition of its license, or of any other significant assets.

     Management intends to review other potential assets for acquisition.

Milestones

     The milestones are as follows:

     1. July 2008 to September 2008 - retain our consultant to manage the exploration of the property. - Maximum cost of $5,000. Time of retention 0-90 days.

     2. October 2008 to January 2009 - trenching and sampling. The total cost will be $14,000. The activity will be subcontracted to non-affiliated third parties. Time to conduct trenching and sampling -120 days.

     3. February 2009 to May 2009 - have an independent third party analyze the samples. We estimate that it will cost $2,000 to analyze the samples and will take 30 days.

     4. July 2008 to July 2009 - Look for other attractive business opportunities.

     Funds for the foregoing activities will have to be obtained through a subsequent private placement, public offering or through loans.

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

     In November, 2007, we issued 40,000,000 shares of common stock to our sole officer and director, Venugopal Rao Balla, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $5,000. This was accounted for as an acquisition of shares. Venugopal Rao Balla covered some of our initial expenses by paying $125.00 for incorporation documents. The amount owed to Mr. Balla is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Balla is oral and there is no written document evidencing the agreement.

     In December 2007, we issued 32,800,000 shares of common stock to 41 individuals in exchange for $41,000. The shares were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933.

     As of June 30, 2008, our total assets were $2,142 and our total liabilities were $8,793.

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
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of August, 2008.

NEOHYDRO TECHNOLOGIES CORP.

BY: VENUGOPAL RAO BALLA
Venugopal Rao Balla, President, Principal Executive
Officer, Secretary, Treasurer, Principal Financial
Officer, Principal Accounting Officer and sole
member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.