Form 10-Q
period 2008-09-30
Neohydro Technologies Corp.
filed 2008-11-19
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-149680

NEOHYDRO TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

11200 Westheimer
Suite 900
Houston, Texas 77042
(Address of principal executive offices, including zip code.)

888-827-6609
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 73,050,000 as of November 13, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$70,899	$20,596
Prepaid expenses	15,119	237
Total current assets	86,018	20,833
License agreement costs, net of accumulated amortization and allowance
for impairment of $500,000	-	-
Total Assets	$86,018	$20,833

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$10,760	$-
Due to related parties	16,529	125
Amount due Licensor of license agreement	500,000	-
Total current liabilities	527,289	125

Stockholders' Equity (Deficit)
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and	-	-
outstanding

Common Stock, $0.00001 par value;
authorized 800,000,000 shares,
issued and outstanding 73,050,000 and 72,800,000 shares, respectively	731	728
Additional paid-in capital	142,769	46,772
Deficit accumulated during the exploration stage	(584,771)	(26,792)
Total stockholders' equity (deficit)	(441,271)	20,708
Total Liabilities and Stockholders' Equity (Deficit)	$86,018	$20,833

See notes to financial statements.

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Period from
			November 13,
	Three months	Nine months	2007 (Date of
	ended	ended	Inception) To
	September 30,	September 30,	September 30,
	2008	2008	2008

Revenue	$-	$-	$-

Costs and expenses
Impairment of mineral property acquisition costs	-	-	6,500
Mineral property exploration and carrying costs	125	125	2,625
Amortization of license agreement costs	1,096	1,096	1,096
Impairment of license agreement costs	498,904	498,904	498,904
General and administrative	25,995	57,854	75,646
Total costs and expenses	526,120	557,979	584,771

Net Loss	$(526,120)	$(557,979)	$(584,771)

Net loss per share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	72,819,000	72,806,000

See notes to financial statements.

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the Period November 13, 2007 (Inception) to September 30, 2008
(Expressed in US Dollars)
(Unaudited)

				Deficit
				Accumulated
	Common Stock, $0.00001		Additional	During the
	par value		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Common shares sold for cash at $0.000125 per share	40,000,000	$400	$4,600	$-	$5,000
Common shares sold for cash at $0.00125 per share	32,800,000	328	40,672	-	41,000
Donated services	-	-	1,500	-	1,500
Net Loss	-	-	-	(26,792)	(26,792)
Balance - December 31, 2007	72,800,000	728	46,772	(26,792)	20,708
Unaudited:

Units sold for cash at $0.40 per Unit, less costs of
$10,000	250,000	3	89,997	-	90,000
Donated services	-	-	6,000	-	6,000
Net Loss	-	-	-	(557,979)	(557,979)
Balance - September 30, 2008	73,050,000	$731	$142,769	$(584,771)	$(441,271)

See notes to financial statements.

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
		Period from
		November 13,
	Nine months	2007 (Date of
	ended	Inception) To
	September 30,	September 30,
	2008	2008
Cash Flows from Operating Activities
Net loss	$(557,979)	$(584,771)
Adjustments to reconcile net loss to net cash used for operating activities:

Donated services	6,000	7,500
Impairment of mineral property acquisition costs	-	6,500
Amortization of license agreement costs	1,096	1,096
Impairment of license agreement costs	498,904	498,904
Change in operating assets and liabilities:
Prepaid expenses	(14,882)	(15,119)
Accounts payable and accrued liabilities	10,760	10,760
Net cash used for operating activities	(56,101)	(75,130)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	(6,500)
Net cash used for investing activities	-	(6,500)

Cash Flows from Financing Activities
Proceeds from sales of common stock - net	90,000	136,000
Advances from related party	16,404	16,529
Net cash provided by financing activities	106,404	152,529

Increase (decrease) in cash	50,303	70,899

Cash - beginning of period	20,596	-

Cash - end of period	$70,899	$70,899

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
September 30, 2008
(Unaudited)

1.	Nature of Operations

Rioridge Resources Corp. (the “Company”) was incorporated in the State of Nevada on November 13, 2007. On July 22, 2008, the Company changed its name to Neohydro Technologies Corp. From December 14, 2007 to September 20, 2008, the Company’s principal business was the acquisition and exploration of mineral resources. On September 22, 2008 (see note 3), the Company entered into a license agreement and acquired the exclusive worldwide marketing, distribution and licensing rights to the licensor water sterilization technology.

2.	Interim Financial Information

The unaudited financial statements as of September 30, 2008 and for the nine months then ended and for the period November 13, 2007 (inception) to September 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended September 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

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

3.	License Agreement Costs, Net

License agreement costs, net, at September 30, 2008 consist of :

Amount due Licensor	$500,000
Less accumulated amortization	(1,096)
Less allowance for impairment	(498, 904)
License agreement costs, net	$-

On September 22, 2008, the Company entered into an agreement with Neohydro Corp. ( "Licensor" ) and Dean Themy ( "Themy" ) and acquired the exclusive worldwide marketing, distribution and distribution rights, along with patent and intellectual rights, to the Licensor's water sterilization technology for the treatment of industrial waste water in industries such as the oil and gas industry. Licensor reserves the sole and exclusive right to manufacture the Licensed Products.

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
September 30, 2008
(Unaudited)

The price for the license is $500,000; no due date for payment or interest provisions were specified in the agreement. In addition, the Company's former majority stockholder and president transferred 14,560,000 shares of Company Common Stock to Themy, president of the Licensor. On September 10, 2008, Themy was appointed director of the Company. On September 22, 2008, Themy was appointed president of the Company.

The agreement also provides for the payment of royalties to Licensor of 10% of sales of licensed products. The Company is also to use its best efforts to provide funding for business development of $1,400,000, $100,000 on or before September 26, 2008, $150,000 by October 15, 2008, $250,000 by October 30, 2008, $300, 000 by January 15, 2009, $300,000 by April 15, 2009, and $300,000 by July 15, 2009.The Company is also to use its best efforts to provide funding of $1,000, 000 for marketing.

In the event of failure by the Company to fulfill any of its obligations under the agreement, the agreement may be terminated by the Licensor with 60 days notice. In such event, the Company is to cease the sale and distribution of the licensed products and is to return or destroy documentation relating to Licensor intellectual property rights.

The Company initially capitalized the $500,000 license agreement cost and recorded amortization expense of $1,096 for the period September 22, 2006 to September 30, 2008 (using the straight line method over the estimated 10 year economic life of the agreement. ) As at September 30, 2008, the Company reviewed the remaining $498,904 carrying value of the license agreement costs for potential impairment. Considering all facts and circumstances, the Company concluded that it was not more likely than not that any of the $498,904 carrying cost were recoverable. Accordingly, the Company expensed a $498,904 provision for impairment of license agreement costs at September 30, 2008 and reduced the license agreement costs, net, to $0.

4.	Mineral Property

On December 14, 2007, the Company acquired a 100% interest in a Mineral Claim located in Clark County, Nevada, in consideration for $6,500. The cost of the mineral property was initially capitalized. At December 31, 2007, the Company recognized an impairment loss of $6,500 as it had not yet been determined whether there were proven or probable reserves on the property.

5.	Due to Related parties

Due to related parties consist of:

Due to former majority stockholder and president	$16,358
Due to Themy, current president	171
Total	$16,529

The loans are unsecured, non-interest bearing, and have no specific terms of repayment.

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
September 30, 2008
(Unaudited)

6.	Common Stock

	a)	On November 16, 2007, the Company issued 40,000,000 shares of common stock at $0.000125 per share to the former president and director of the Company for cash proceeds of $5,000.

	b)	On December 17, 2007, the Company issued 32,800,000 shares of common stock at $0.00125 per share to 41 investors for cash proceeds of $41,000.

c)

On June 12, 2008, the Company effected a 8:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock with a par value of $0.00001 per share to 800,000,000 shares of common stock with a par value of $0.00001 per share. The issued and outstanding common stock increased from 9,100,000 shares of common stock to 72,800,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

	d)	On September 22, 2008, the former president of the Company transferred 14,560,000 shares to the President of the Company pursuant to the agreement described in Note 3.

e)

On September 23, 2008, the Company completed a private placement for 250,000 units at $0.40 per unit for proceeds of $100,000. Each unit consists of one share of common stock and one Series A Warrant. Each Series A Warrant entitles the holder to purchase one share of common stock at $0.40 per share expiring three years from the closing date. The Company incurred finder’s fees of $10,000 (included in account payable and accrued liabilities at September 30, 2008) in connection with the private placement.

7.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number of	Exercise
	Warrants	Price
Balance – December 31, 2007	–	–
Issued	250,000	$0.40
Balance – September 30, 2008	250,000	$0.40

As at September 30, 2008, the following common share purchase warrants were outstanding:

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
September 30, 2008
(Unaudited)

	Number of
Description	Warrants	Exercise Price	Expiration Date

Issued September 23, 2008	250,000	$0.40	September 23, 2011

Total	250,000

8.	Commitments

a)

On November 8, 2007, the Company entered into an office service agreement with a company to provide office services to the Company for a one year term, renewable monthly. Under the agreement, the Company is obligated to pay $119 per month commencing November 9, 2007 and ending October 31, 2008. The Company incurred rent expense of $1,069 for the nine months ended September 30, 2008.

	b)	On September 10, 2008, the Company entered into an agreement with Themy, the Company current president, who will provide management service to the Company for consideration of $5,000 per month.

9.	Income Taxes

No provisions for income taxes have been recorded in the periods presented since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $26,645 at September 30, 2008 attributable to the future utilization of the net operating loss carryforward of $78,367 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $78,367 net operating loss carryforward expires $25,292 in year 2027 and $53,075 in year 2028.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
September 30, 2008
(Unaudited)

The components of the net deferred income tax assets consist of:

	September 30,	December 31,
	2008	2007
Net operating loss carryforward	$26,645	$8,599
Valuation allowance	(26,645)	(8,599)
Net deferred income tax assets	$–	$–

Expected income tax expense (benefit) computed by applying the U.S. statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

Nine Months
Ended September
30, 2008
Expected income tax expense (benefit) at 34%	$(189,713)
Nondeductible provision for impairment of license agreement
costs	169,627
Nondeductible donated services	2,040
Change in valuation allowance	18,046
Provision for (benefit from) income taxes	$–

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Plan of Operation

     We are a start-up, focused on using technology to treat industrial waste water, but we have not yet generated or realized any revenues from our business activities.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated in the near future.

     We have since terminated our mining operations.

     On September 22, 2008, we entered into a licensing agreement with Neohydro Corp., a Nevada corporation located in Houston, Texas (“Neohydro Corp”) to use all of Neohydro Corp.’s patent and intellectual rights for the purpose of the exclusive worldwide marketing, distribution and licensing rights of the Business for the treatment of industrial waste water for industries. The Neohydro Corp.’s intellectual rights and trade secrets are directed at the use of water sterilization technology, which utilizes innovative high voltage electrolysis devices to transform water. The technology is able to change the nature of the water itself. The Company agreed to use its best efforts to provide funding for business development of $1,400,000: $100,000 on or before September 26, 2008; $150,000 by October 15; $250,000 by October 30, 2008; $300,000 by January 15, 2009; $300,000 by April 15, 2009; and $300,000 by July 15, 2009.

     To meet our need for cash we recently raised $100,000. This should allow us to operate for 3 months. If we obtain any purchase orders from our customers and if the purchase orders prove profitable, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our sales and marketing initiatives, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     Our officers and directors are willing to loan us money except to cover expenses relating to the purchase of inventory in supplies and materials required to assemble the units at this time. At the present time, we are looking at arrangements to raise additional cash to fulfill our obligations to the License Agreement. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

     We own a 100% interest in a Mineral Claim located in Clark County, Nevada, in consideration for $6,500. The claim is registered in the name of the company. The claim has been renewed for an additional year and will expire on August 31, 2009. The company does not intend to renew this claim in 2009 and will allow it to expire.

     We lease our office space. We do not intend to hire additional employees at this time.

General

     We are a service company specializing in the marketing, distribution and licensing of systems for industrial water treatment, water processing, and water recycling through an innovative high voltage electrolysis process. The technology eliminates biological oxygen demand, algae, bacteria, viruses, fungus and many metals from the treated water, and prevents the spreading of salmonella, e-coli, MRSA, hepatitis and other diseases. The core of the electrolytic process is the Brinecell™ anode that combines three diverse metals (platinum, titanium, and niobium) to create a completely new generation electrode.

     Our products utilize water and salt (NaCl), and transforms them into a reversible, safe, disinfecting solution through Neohydro™ and Brinecell™. Our licensed technology is based on a process called high-voltage electrolysis, which is widely adopted in wastewater treatment, including purification of living wastewater and many kinds of industrial wastewater. Our licensed proprietary technology consists of the special alloy called Brinecell™, an electrode that can withstand a higher current, has a longer life, and becomes a powerful tool for electrolysis. The Brinecell™ is made up of special metals such as platinum, titanium, niobium and tantalum, all of which have remarkable attributes used to transform the Brinecell™ into an electrode.

     In October 2008, we were awarded “Most Promising Energy & Clean Technology Company” at Rice Alliance Energy & Clean Technology Venture Forum. We were chosen by Rice Alliance Information Technology Advisory Board from nearly 60 competitors based on the our elevator pitch presentations.

     Neohydro Corp., the licensor of the technology developed a complete electrolytic process to deploy the technology and provide customized solutions to meet every potential client’s requirements. The technology deployment process starts with an analysis and testing of clients’ particularities. We are designing and producing a wastewater treatment unit called the “Rover” that meets the compactness and portability requirements to allow a multiple utilization and deployment even in the most regionally isolated locations. For example, the Rover unit is the size of a pick-up truck; energy is supplied by a small generator inside the Rover and travels between multiple sites, precluding the need to purchase expensive site-dedicated solutions.

     The wastewater then is pumped into treatment units and exposed to an electric field. The water is subjected to electro-oxidation long enough to destroy all biological and chemical contaminants. Trace elements re-bond when the process ends - safely and efficiently converting 99.9% of the supplied water into acceptably regulated levels of chlorine and mixed oxidants.

     Our licensed technology helps reduce cost of operations, supports green initiatives, and minimizes chemical hazards in many industries and in diverse applications. Our licensed technology also eliminates transport, handling, storage and regulations issues. In addition to providing a single-solution approach to wastewater treatment, Neohydro™ can also be incorporated into existing methods on a smaller scale for clients who are primarily interested in retaining their pre-existing setup. This will improve the processing time of traditional treatment methods, and decreases the necessary treatment cycles to achieve EPA requirements at a greatly reduced cost.

     Neohydro Corp.’s technology can be used in a variety of industries such as chemical engineering, metallurgy, healthcare, agriculture, foodstuffs and the oil industry. Every oil well in the world uses water that requires disinfection and detoxification. With the implementation of electro-oxidation, oil companies will be able to reuse water and eliminate transportation and treatment costs. Our licensed technology has the potential to greatly reduce this large cost to the oil industry, saving oil companies 75% on their water cost by re-using water with our electro-oxidation equipment.

Manufacturing& Assembly

     The licensed Brinecell™ anode that combines three diverse metals (platinum, titanium, and niobium) were originally made in Salt Lake City, Utah by our president. The anodes are not being manufactured at this time, however, there are future plans to manufacture the Brinecell™ anodes. They will be made in a clean room facility to be set up in Houston, Texas and the design, set-up, and all manufacturing will be our responsibility and caused by us. Equipment will be required to build the proprietary manufacturing table and a facility with proper security, access to water, electricity, transportation bays, and a proper HVAC are essential. Due to the trade secret of the manufacturing process of the anodes, they will currently be manufactured by our secretary and thus for the time being we will not require any employees. The metals to build the anodes are bought from specialty metal suppliers located through out the US and are bought on the spot market.

     The water recycling and water treatment units, the Rover are currently assembled in a facility located in Maple Ridge, British Columbia with an independent contracting company. We have chosen to assemble the Rover in Maple Ridge, in order to service the Canadian Oil and Gas companies in Alberta and Saskatchewan and once assembled the Rover will be shipped to customers as directed by us. The US market will also be serviced from the Maple Ridge facility and we will plan to set-up another assembly facility in either Houston or Salt Lake City to service the US Oil and gas producers, but this will only occur once the company is fully capitalized and once the demand for units increases. Parts are obtained from various regions in the USA.

     We anticipate spending monies for capital expenditures only for molds, metals, power supplies, electronics, clean room, security systems, pumps, filters, pipes, and lab equipment will be necessary to manufacture our electrodes in order to meet requests by customers for all sizes in product lines currently being marketed in a limited capacity.

Marketing

     We are attempting to increase its customer base through advertising and marketing and aggressively promote all the products.

     We market the licensed technology through trade shows, investment forums, and through demonstrations in the field. We are currently only marketing the licensed technology in the US and Canadian markets. We also promote the licensed technology through our website at www.neohydrotech.com and through trade magazines, and newspapers.

Patents and Trademarks

     We own no patents or trademarks as the technology is a trade secret and Licensed from Neohydro Corp.

License

     We acquired a license to all of Neohydro Corp.’s patent and intellectual rights for the purpose of the exclusive worldwide marketing, distribution and licensing rights of the Business for the treatment of systems for industrial water treatment, water processing, and water recycling through an innovative high voltage electrolysis process for the industrial waste water for industries. The Neohydro Corp.’s intellectual rights and trade secrets are directed at the use of water sterilization technology, which utilizes innovative high voltage electrolysis devices to transform water. The technology is able to change the nature of the water itself.

Operations

     General and administrative expenses include those costs incurred to bring our product to market relative to research and development, sales, marketing, and general administration. General and administrative expenses increased for the three months ended September 30, 2008 to approximately $26,000 from approximately $11,000 for the three-month period ended June 30, 2008. The increase of $15,000 was primarily due to costs related to the License Agreement with Neohydro Corp., and the development expenses. Specifically, for the three months ended September 30, 2008, General and administrative expenses increased by $13,242 because of the re-structuring of the company, assembly costs, and an increase in sales activities. Professional fees increased by $2,862 as a result of legal fees for the acquisition of Neohydro Corp.’s license of its technology, while compensation increased $5,000 because of assembly costs and assistance from our corporate officer.

Milestones

     We have one milestone for the next twelve months. It is to manufacture and sell a sufficient number of Rovers to generate revenues in order to operate profitably.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We have just started our current operations and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the sales cycle and manufacturing, and possible cost overruns due to price and cost increases in metals.

     To become profitable and competitive, we must sell a sufficient number of our waste water and water treatment units to generate a profit.

     We have no assurance that future financing will be available to us in the future on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

From Inception on November 13, 2007 to September 30, 2008

     We acquired 100% interest in a mineral claim located in Clark County, Nevada. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. The claim is registered in the name of the company. The claim has been renewed for an additional year and will expire on August 31, 2009. The company does not intend to renew this claim in 2009 and will allow it to expire. We have discontinued our mining operations.

     On September 22, 2008, we entered into a licensing agreement with Neohydro Corp., a Nevada corporation located in Houston, Texas (“Neohydro Corp”) to use all of Neohydro Corp.’s patent and intellectual rights for the purpose of the exclusive worldwide marketing, distribution and licensing rights of the Business for the treatment of industrial waste water for industries. The Neohydro Corp.’s intellectual rights and trade secrets are directed at the use of water sterilization technology, which utilizes innovative high voltage electrolysis devices to transform water. The technology is able to change the nature of the water itself.

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

     As of September 30, 2008, our total assets were $86,018 and our total liabilities were $527,289.

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

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

10.1	Licensing Agreement

10.2	Non-Compete Agreement - Dean Themy

10.3	Non-Compete Agreement - Nicholas Kamboras

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of November, 2008.

NEOHYDRO TECHNOLOGIES CORP.

BY:	DEAN THEMY
Dean Themy, President, Principal Executive
Officer, Treasurer, Principal Financial Officer,
Principal Accounting Officer and a member of the
Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Licensing Agreement

10.2	Non-Compete Agreement - Dean Themy

10.3	Non-Compete Agreement - Nicholas Kamboras

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.