Form 10-K
period 2008-12-31
Neohydro Technologies Corp.
filed 2009-05-08
CIK 1428816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

Commission file number 333-149680

NEOHYDRO TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)
200 Centennial Avenue
Suite 200
Piscataway, New Jersey 08854
 (Address of principal executive offices, including zip code.)

732-377-2063
 (Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [X] Yes No [   ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.   [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes   [   ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 8, 2009: $3,800,750.

PART I

ITEM 1.                      BUSINESS

General

We were incorporated in the State of Nevada on November 13, 2007. We were engaged in the acquisition and exploration of mining properties and then we were engaged in the industrial waste water business. We maintain our statutory registered agent's office at National Registered Agents, Inc. of NV, 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office is located at 200 Centennial Avenue, Suite 200, Piscataway, New Jersey 08854. Our telephone number is 732-377-2063.  This is our mailing address as well.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officer and director to fund operations.

Background

The Company acquired the Rio Lode Claim, which was located on November 24, 2007 and filed on December 7, 2007 in the Clark County recorder’s office in Las Vegas as File 081, Page 0010 in the official records book No. T20070212450.   The Rio Lode Claim is located within Section 6, Township 25-S, Range 58-E, in the Yellow Pine Mining District of Clark County, Nevada.  Since then the claims have been renewed until August 31, 2009.  Accordingly, we have not conducted any work on the property and plan to terminate our mining operations in the future.

On September 22, 2008, we entered into a licensing agreement with Neohydro Corp., a Nevada corporation located in Houston, Texas (“Neohydro Corp”) to use all of Neohydro Corp.’s patent and intellectual rights for the purpose of the exclusive worldwide marketing, distribution and licensing rights of the Business for the treatment of industrial waste water for industries.  The Neohydro Corp.’s intellectual rights and trade secrets are directed at the use of water sterilization technology, which utilizes innovative high voltage electrolysis devices to transform water.  The technology is able to change the nature of the water itself.  The Company agreed to use its best efforts to provide funding for business development.

On March 31, 2009, Neohydro Corp. terminated its licensing agreement with us as a result of our failure to comply with the funding schedule set out in Section 3.2 of the Licensing Agreement.  On September 25, 2008 we reported in our Form 8-K that on September 22, 2008, we entered into a licensing agreement with Neohydro Corp., a Nevada corporation located in Houston Texas (“Neohydro Corp.”) and Dean Themy (“Themy”) whereby we were granted a worldwide license from Neohydro Corp. to use its intellectual property rights for the purposes of developing, modifying, marketing, selling, offering or otherwise distributing products for the treatment of industrial water. Specifically excluded therefrom was the right to manufacture products. We also executed an non-compete agreement with Neohydro Corp. The fee for the license was $1,400,000 payable as follows: $100,000 by September 26, 2008; $150,000 by October 15, 2008; $250,000 by October 30, 2008; $300,000 by January 15, 2009; $300,000 by April 15, 2009; and, $300,000 by July 15, 2009. In addition we were obligated to issue to Neohydro Corp. an amount of common stock equal to the value of 20% of our total outstanding common shares or approximately 14,560,000 restricted shares of common stock for this license. Also we were obligated to pay a royalty of 10% of the gross proceeds from the sale of products.  We did not make any sales.

We are no longer in either business.

We have no employees. We do not intend to perform any further operations until a merger or acquisition candidate is locates and a merger or acquisition consummated. We can now be defined as a "blank check" company whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. We have no assets other than $2,268 in cash and no operations.

Merger or Acquisition of a Candidate

The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity.

We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time we have not identified any business opportunity that we plans to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

We anticipate that we will contact broker/dealers and other persons with whom our sole officer and director is acquainted and who are involved in corporate finance matters to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us. No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum requirements in order to qualify shares for trading on the Bulletin Board on a stock exchange we anticipate that the business opportunities presented to us will

-	be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors;

-	be in need of funds to develop a new product or service or to expand into a new market;

-
be relying upon an untested product or marketing any business, to the extent of limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.

Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of our company would be issued by us or purchased from the current principal shareholders of our company by the acquiring entity or its affiliates.

If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In our judgment, our sole officer and director would not thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of our company could occur at a time when our other shareholders remain subject to restrictions on the transfer of our shares.

Depending upon the nature of the transaction, our sole officer and director may resign his management positions in connection with our acquisition of a business opportunity.

In the event of such a resignation, our sole officer and director would not have any control over the conduct of our business following our combination with a business opportunity. We anticipate that business opportunities will come to our attention from various sources, including our sole officer and director, our other stockholders, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities. We do not foresee that we would enter into a merger or acquisition transaction with any business with which our sole officer or director is currently affiliated.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon:

-	management's analysis of the quality of the other company's management and personnel,

-	the anticipated acceptability of new products or marketing concepts,

-
the merit of technological changes, the perceived benefit we will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

We anticipate that we will not be able to diversify, but will essentially be limited to one such venture because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by our sole officer and director to seek the stockholders' advice and consent or because state law so requires. The analysis of business opportunities will be undertaken by or under the supervision of our sole officer and director, who is not a professional business analyst.

Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. Otherwise, we anticipate that it will consider, among other things, the following factors:

-	Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

-	Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

-
Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of a Rule 15g-9 adopted by the Securities and Exchange Commission.

-
Capital requirements and anticipated availability of required funds, to be provided by us or from our operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

-	The extent to which the business opportunity can be advanced;

-	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

-	Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

-	The cost of our participation as compared to the perceived tangible and intangible values and potential; and

-
The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items. In regard to the possibility that our shares would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000, and proposals have recently been made to increase these qualifying amounts.

Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with us would not satisfy the NASDAQ listing criteria. No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data.

Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. We are unable to predict when it may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as

-	a description of products

-	services and company history

-	management resumes

-	financial information

-	available projections, with related assumptions upon which they are based

-	an explanation of proprietary products and services;

-	evidence of existing patents, trademarks, or services marks, or rights thereto

-	present and proposed forms of compensation to management

-	a description of transactions between such company and its affiliates during relevant periods

-	a description of present and required facilities

-	an analysis of risks and competitive conditions

-	a financial plan of operation and estimated capital requirements

-
audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction;

-	and other information deemed relevant.

As part of our investigation, our sole officer and director

-	may meet personally with management and key personnel,

-	may visit and inspect material facilities,

-	obtain independent analysis or verification of certain information provided,

-	check references of management and key personnel, and

-	take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Regulation of Penny Stocks

Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include

-	acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders,

-
acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and

-
acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

Acquisition candidates that have a need for an immediate cash infusion are not likely to find a potential business combination with us to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our respective needs and desires and the promoters of the opportunity and, upon the basis of that review and our negotiating strength and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to

-	leases, purchase and sale agreements,

-	licenses,

-	joint ventures and

-	other contractual arrangements.

We may act directly or indirectly through an interest in a partnership, corporation or other form of organization.

Implementing such structure may require our merger, consolidation or reorganization with other corporations or forms of business organization, and although it is likely, we cannot assure you that we would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our sole officer and director may resign and new directors may be appointed without any vote by stockholders. It is likely that we will acquire participation in a business opportunity through the issuance of our common stock or other securities.

Although the terms of any such transaction cannot be predicted, in certain circumstances, the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest equal to 80% or more of the common stock of the combined entities immediately following the reorganization.

If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Our issuance of these additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by our sole officer, director and principal shareholder.

We anticipate that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter.

The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market. We will participate in a business opportunity only after the negotiation and execution of a written agreement.

Although the terms of such agreement cannot be predicted, generally such an agreement would require

-	specific representations and warranties by all of the parties thereto,

-	specify certain events of default,

-	detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing,

-	outline the manner of bearing costs if the transaction is not closed,

-	set forth remedies upon default, and

-	include miscellaneous other terms.

We anticipate that we, and/or our sole officer, director and principal shareholder will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. This letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither we nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed.

Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds. We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others.

If we decide not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to procure goods and services.

Investment Company Act and Other Regulation

We may participate in a business opportunity by purchasing, trading or selling the securities of such business. We do not, however, intend to engage primarily in such activities.

Specifically, we intend to conduct our activities so as to avoid being classified as an investment company under the Investment Company Act of 1940, and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an investment company, and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading investment securities defined as all securities other than government securities or securities of majority- owned subsidiaries the value of which exceeds 40% of the value of its total assets excluding government securities, cash or cash items.

We intend to implement our business plan in a manner that will result in the availability of this exception from the definition of investment company. As a result, our participation in a business or opportunity through the purchase and sale of investment securities will be limited.

Our plan of business may involve changes in our capital structure, management, control and business, especially if we consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, stockholders will not be afforded these protections.

Any securities which we might acquire in exchange for our common stock will be restricted securities within the meaning of the Securities Act of 1933. If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale.

Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, we would be required to comply with the provisions of the Act to effect such resale. An acquisition made by us may be in an industry that is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

We expect to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will therefore be in a better position to obtain access to attractive business opportunities. We also will experience competition from other public blind pool companies, many of which may have more funds available than we do.

Employees

We currently have no employees other than our sole officer and director. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, we may pay or accrue remuneration for the benefit of, our sole officer and director prior to, or at the same time as the completion of a business acquisition.

Our Office

Our office is located at  200 Centennial Avenue, Suite 200, Piscataway,
New Jersey 08854. Our telephone number is 732-377-2063.    We lease the office from Stratis Business Centers of Piscataway on a month to month basis.  Our monthly rental is $119.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Claim

We own one mining claim.  We intend to abandon the claim and do not intend to conduct further exploration activity.  The Rio Lode Claim was located on November 24, 2007 and filed on December 7, 2007 in the Clark County recorder’s office in Las Vegas as File 081, Page 0010 in the official records book No. T20070212450.   The Rio Lode Claim is located within Section 6, Township 25-S, Range 58-E, in the Yellow Pine Mining District of Clark County, Nevada.  We do not intend to renew this claim.

Location and Access

The Rio Lode Claim is located within Section 6, Range 58E, Township 25S in the Yellow Pine Mining District of Clark County, Nevada.  Access from Las Vegas, Nevada to the Rio Lode Claim is southward via Interstate Highway #15 for approximately 28 miles to the town of Jean then westward for eight miles to Goodsprings and the Sandy Valley Road to the Rio Lode Claim which straddles the road.

History

There is no reported production from the Rio Lode Claim, however prospect pits within the confines of the Rio Lode Claim indicates former exploration of mineral zones.

Physiography, Climate, Vegetation and Water

The central portion of the Rio Lode Claim is situated within the Sandy Valley at an elevation of 1,100 feet. The northwestern portion of the Claim covers gentle slopes reaching an elevation of 1,140 feet. The eastern portion of the Claim covers moderate slopes reaching an elevation of 1,320 feet at the eastern boundary. The area is of a typically desert climate with relatively high temperatures and low precipitation. Vegetation consists mainly of desert shrubs and cactus. Sources of water are available from valley wells.

Regional Geology

The area consists mainly of Paleozoic sediments which have undergone intense folding accompanied by faulting. A series of Carboniferous sediments consist largely of siliceous limestones and include strata of pure crystalline limestone and dolomite with occasional intercalated beds of fine grained sandstone. These strata have a general west to southwest dip of from 15 to 45 degrees which is occasionally disturbed by local folds. Igneous rocks are scarce and are represented chiefly by quartz-monzonite porphyry dikes and sills. The quartz-monzonite porphyry is intruded into these strata and is of post-Jurassic age, perhaps Tertiary.

Property Geology

The Rio Lode Claim is indicated to be underlain by the Anchor Limestone Member of the Monte Cristo Limestone Formation and the overlying Bird Springs Formation.

Property Mineralization

There are no reports or information  available on the mineralization on the Rio Lode Claim ground; however, prospect pits within the Rio Lode Claim indicate that mineral zones  were explored.

Supplies

Supplies and manpower are readily available for exploration of the property.

Other

Other than our interest in the property, we own no other property.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our stock was listed for trading on the OTC Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) in May, 2008 under the symbol “RRRS”.

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter 10-01-08 to 12-31-08	$0.45	$0.17
Third Quarter 7-01-08 to 9-30-08	$0.80	$0.60
Second Quarter 4-01-08 to 6-30-08	$1.01	$0.60
First Quarter 1-01-08 to 3-31-08	$0.00	$0.00

Fiscal Year
2007	High Bid	Low Bid
Fourth Quarter 10-01-07 to 12-31-07	$0.00	$0.00
Third Quarter 7-01-07 to 9-30-07	$0.00	$0.00
Second Quarter 4-01-07 to 6-30-07	$0.00	$0.00
First Quarter 1-01-07 to 3-31-087	$0.00	$0.00

Holders

As of December 31, 2008, we had approximately 19 shareholders of record of our common stock.

Dividend Policy

We have not declared any cash dividends.  We do not intend to pay dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as  id and offer quotes, a dealers pread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

ITEM 6.                      SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements

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

We currently have no working capital. We are relying on loans from our sole officer and director and will continue to do so until we complete an acquisition or merger. We are a blank check  company and have not yet generated or realized any revenues.

On a long-term basis, liquidity is dependent on commencement of operation and receipt of revenues, additional infusions of capital, and debt financing. While we may be receiving sufficient infusions of capital from our sole officer and director, we will not be generating any revenues until the completion of a merger or acquisition and we will not take any action to acquire debt financing other than infusions of capital from our sole officer and director.

Plan of Operation

We have not conducted any operations since our license agreement with Neohydro Corp. was terminated.  We will be relying on cash infusions from our sole officer and director in order to pay accounting and legal costs associated with filing our reports with the Securities and Exchange Commission and any fees due the State of Nevada. Other than the foregoing, we do not anticipate spending any money.

We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

We seek acquisition or merger candidates with ongoing operations. As of December 31, 2008, we had not identified any such candidates.

From Inception on November 13,  2007

The Company acquired the Rio Lode Claim, which was located on November 24, 2007 and filed on December 7, 2007 in the Clark County recorder’s office in Las Vegas as File 081, Page 0010 in the official records book No. T20070212450.   The Rio Lode Claim is located within Section 6, Township 25-S, Range 58-E, in the Yellow Pine Mining District of Clark County, Nevada.  Since then the claims have been renewed until August 31, 2009.  Accordingly, we have not conducted any work on the property and plan to terminate our mining operations in the future.

On September 22, 2008, we entered into a licensing agreement with Neohydro Corp., a Nevada corporation located in Houston, Texas (“Neohydro Corp”) to use all of Neohydro Corp.’s patent and intellectual rights for the purpose of the exclusive worldwide marketing, distribution and licensing rights of the Business for the treatment of industrial waste water for industries.  The Neohydro Corp.’s intellectual rights and trade secrets are directed at the use of water sterilization technology, which utilizes innovative high voltage electrolysis devices to transform water.  The technology is able to change the nature of the water itself.  The Company agreed to use its best efforts to provide funding for business development.

On September 23, 2008, we completed a private placement for 250,000 units at $0.40 per unit for proceeds of $100,000. Each unit consists of one share of common stock and one Series A Warrant. Each Series A Warrant entitles the holder to purchase one share of common stock at $0.40 per share expiring three years from the closing date. The Company incurred finder’s fees of $10,000 in connection with the private placement.

On March 31, 2009, Neohydro Corp. terminated its licensing agreement with us as a result of our failure to comply with the funding schedule set out in Section 3.2 of the Licensing Agreement.  On September 25, 2008 we reported in our Form 8-K that on September 22, 2008, we entered into a licensing agreement with Neohydro Corp., a Nevada corporation located in Houston Texas (“Neohydro Corp.”) and Dean Themy (“Themy”) whereby we were granted a worldwide license from Neohydro Corp. to use its intellectual property rights for the purposes of developing, modifying, marketing, selling, offering or otherwise distributing products for the treatment of industrial water. Specifically excluded therefrom was the right to manufacture products. We also executed an non-compete agreement with Neohydro Corp. The fee for the license was $1,400,000 payable as follows: $100,000 by September 26, 2008; $150,000 by October 15, 2008; $250,000 by October 30, 2008; $300,000 by January 15, 2009; $300,000 by April 15, 2009; and, $300,000 by July 15, 2009. In addition we were obligated to issue to Neohydro Corp. an amount of common stock equal to the value of 20% of our total outstanding common shares or approximately 14,560,000 restricted shares of common stock for this license. Also we were obligated to pay a royalty of 10% of the gross proceeds from the sale of products.  We did not make any sales.

We are no longer in either business.  We can now be defined as a "blank check" company whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

Liquidity and Capital Resources

We have assets consisting of $27,563 and liabilities of $548,362.

We do not have sufficient funds to operate. Future operating activities are expected to be funded by loans from our sole officer and director.

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

Results of Activities

From Inception on November 13, 2007 to December 31, 2008

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

On March 31, 2009, Neohydro Corp. terminated its licensing agreement with us as a result of our failure to comply with the funding schedule set out in Section 3.2 of the Licensing Agreement.

We are no longer in either business.  We can now be defined as a "blank check" company whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

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

As of December 31, 2008, our total assets were $27,563 and our total liabilities were $548,362.

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51”.SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity.  The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141,(revised 2007), “Business Combinations”.  SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged.  Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved.  SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined whether it will elect the fair value option for any of its financial instruments.

In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(A Development Stage Company)
December 31, 2008

                                                                                                                                                                       Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ...................................F–1

FINANCIAL STATEMENTS

Balance Sheets ............................................................................................................................................F–2

Statements of Operations ..........................................................................................................................F–3

Statements of Stockholders’ Equity (Deficit) .........................................................................................F–4

Statements of Cash Flows .........................................................................................................................F–5

NOTES TO FINANCIAL STATEMENTS ...............................................................................................F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Neohydro Technologies Corp.

I have audited the accompanying balance sheets of Neohydro Technologies Corp. (the “Company”), a development stage company, as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2008, for the period from November 13, 2007 (date of inception) to December 31, 2007, and for the period from November 13, 2007 (date of inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neohydro Technologies Corp. as of December 31, 2008 and 2007 and the results of its operations and cash flows for the year ended December 31, 2008, for the period from November 13, 2007 (date of inception) to December 31, 2007, and for the period from November 13, 2007 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s present financial condition raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from outcome of this uncertainty.

                MICHAEL T. STUDER CPA  P.C.
             Michael T. Studer CPA P.C.

Freeport, New York
April 27, 2009

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	December 31,	December 31,
	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$2,268	$20,596
Prepaid expenses	25,295	237
Total current assets	27,563	20,833
License agreement costs, net of accumulated amortization and allowance
for impairment of $500,000 (Note 3)	-	-
Total Assets	$27,563	$20,833

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$31,842	$-
Due to related parties (Note 5)	16,520	125
Amount due Licensor of license agreement (Note 3)	500,000	-
Total current liabilities	548,362	125

Commitments (Notes 1 and 8)
Stockholders' Equity (Deficit)
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 800,000,000 shares,
issued and outstanding 73,050,000 and 72,800,000 shares, respectively	731	728
Additional paid-in capital	142,769	46,772
Deficit accumulated during the development stage	(664,299)	(26,792)
Total stockholders' equity (deficit)	(520,799)	20,708
Total Liabilities and Stockholders' Equity (Deficit)	$27,563	$20,833

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

	For the year ended December 31, 2008	Period from November 13, 2007 (Date of Inception) To December 31, 2007	Period from November 13, 2007 (Date of Inception) To December 31, 2008

Revenue	$-	$-	$-

Costs and expenses
Amortization of license agreement costs (Note 3)	1,096	-	1,096
Impairment of license agreement costs (Note 3)	498,904	-	498,904
General and administrative	78,751	-	78,751
Total costs and expenses	578,751	-	578,751

Loss before discontinued operations	(578,751)	-	(578,751)

Discontinued operations	(58,756)	(26,792)	(85,548)

Net Loss	$(637,507)	$(26,792)	$(664,299)

Net loss per share
Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	72,868,000	47,067,000

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the Period November 13, 2007 (Inception) to December 31, 2008
(Expressed in US Dollars)

	Common Stock, $0.00001 par value		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Common shares sold for cash at $0.000125 per share	40,000,000	$400	$4,600	$-	$5,000
Common shares sold for cash at $0.00125 per share	32,800,000	328	40,672	-	41,000
Donated services	-	-	1,500	-	1,500
Net Loss	-	-	-	(26,792)	(26,792)
Balance - December 31, 2007	72,800,000	728	46,772	(26,792)	20,708

Common shares sold for cash at $0.40 per unit, less costs of $10,000	250,000	3	89,997	-	90,000
Donated services	-	-	6,000	-	6,000
Net Loss	-	-	-	(637,507)	(637,507)
Balance - December 31, 2008	73,050,000	$731	$142,769	$(664,299)	$(520,799)

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

	For the year ended December 31, 2008	Period from November 13, 2007 (Date of Inception) To December 31, 2007	Period from November 13, 2007 (Date of Inception) To December 31, 2008
Cash Flows from Operating Activities
Net loss	$(637,507)	$(26,792)	$(664,299)
Adjustments to reconcile net loss to net cash used for operating activities:

Donated services	6,000	1,500	7,500
Impairment of mineral property acquisition costs	-	6,500	6,500
Amortization of license agreement costs	1,096	-	1,096
Impairment of license agreement costs	498,904	-	498,904
Change in operating assets and liabilities:
Prepaid expenses	(25,058)	(237)	(25,295)
Accounts payable and accrued liabilities	31,842	-	31,842
Net cash used for operating activities	(124,723)	(19,029)	(143,752)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	(6,500)	(6,500)
Net cash used for investing activities	-	(6,500)	(6,500)

Cash Flows from Financing Activities
Proceeds from sales of common stock - net	90,000	46,000	136,000
Advances from related party	16,395	125	16,520
Net cash provided by financing activities	106,395	46,125	152,520

Increase (decrease) in cash	(18,328)	20,596	2,268

Cash - beginning of period	20,596	-	-

Cash - end of period	$2,268	$20,596	$2,268

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non cash investing and financing activities:
Acquisition of license agreement in exchange
for liability due Licensor of license agreement	$500,000	$-	$500,000

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
December 31, 2008

1.	Nature of Operations

Rioridge Resources Corp. (the “Company”) was incorporated in the State of Nevada on November 13, 2007. On July 22, 2008, the Company changed its name to Neohydro Technologies Corp. From December 14, 2007 to September 20, 2008, the Company’s principal business was the acquisition and exploration of mineral resources. On September 22, 2008 (see Note 3), the Company entered into a licensing agreement (the “License Agrement”) and acquired the exclusive worldwide marketing, distribution and licensing rights to the licensor water sterilization technology.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2008, the Company has a working capital deficit of $520,799 and has accumulated losses of $664,299 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year end is December 31.

b)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
December 31, 2008

2.      Summary of Significant Accounting Policies (continued)

c)	Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

d)	Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Since inception, except for net loss, the Company has had no items that represent comprehensive income (loss) and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

f)	Mineral Property Costs

The Company was in the exploration stage since its inception on November 13, 2007 to September 20, 2008 (see Note 1), and did not realize any revenues from these operations. It was primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs were expensed as incurred. Mineral property acquisition costs were initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assessed the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it is determined that a mineral property could be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs are amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs are charged to operations.

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
December 31, 2008

2.      Summary of Significant Accounting Policies (continued)

g)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable and accrued liabilities and due to related parties, are estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j)	Advertising Costs

The Company’s policy regarding advertising is to expense advertising costs when incurred. The Company has not incurred any advertising costs through December 31, 2008.

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
December 31, 2008

2.      Summary of Significant Accounting Policies (continued)

k)	Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
December 31, 2008

2.      Summary of Significant Accounting Policies (continued)

k)      Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

l)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
December 31, 2008

3.	License Agreement Costs, Net

License agreement costs, net, at December 31, 2008 consist of:

December 31,
2008
Amount due Licensor	$500,000
Less accumulated amortization	(1,096)
Less allowance for impairment	(498,904)
License agreement costs, net	$–

On September 22, 2008, the Company entered into an agreement with Neohydro Corp. ("Licensor") and Dean Themy ("Themy") and acquired the exclusive worldwide marketing, distribution and distribution rights, along with patent and intellectual rights, to the Licensor's water sterilization technology for the treatment of industrial waste water in industries such as the oil and gas industry. Licensor reserved the sole and exclusive right to manufacture the Licensed Products.

The price for the license was $500,000. No due date for payment, or interest provisions were specified in the agreement. In addition, the Company's majority stockholder and president transferred 14,560,000 shares of Company Common Stock to Themy, president of the Licensor. On September 10, 2008, Themy was appointed director of the Company. On September 22, 2008, Themy was appointed president of the Company.

The agreement also provided for the payment of royalties to Licensor of 10% of sales of licensed products. The Company was also to use its best efforts to provide funding for business development of $1,400,000, $100,000 on or before September 26, 2008 (paid), $150,000 by October 15, 2008 (unpaid), $250,000 by October 30, 2008 (unpaid), $300,000 by January 15, 2009, $300,000 by April 15, 2009, and $300,000 by July 15, 2009. The Company was also to use its best efforts to provide funding of $1,000,000 for marketing.

In the event of failure by the Company to fulfill any of its obligations under the agreement, the agreement was terminable by the Licensor with 60 days notice. In such event, the Company is to cease the sale and distribution of the licensed products and is to return or destroy documentation relating to Licensor intellectual property rights.

The Company initially capitalized the $500,000 license agreement cost and recorded amortization expense of $1,096 for the period September 22, 2006 to September 30, 2008 (using the straight line method over the estimated 10 year economic life of the agreement.) As at September 30, 2008, the Company reviewed the remaining $498,904 carrying value of the license agreement costs for potential impairment. Considering all facts and circumstances, the Company concluded that it was not more likely than not that any of the $498,904 carrying cost were recoverable. Accordingly, the Company expensed a $498,904 provision for impairment of license agreement costs at September 30, 2008 and reduced the license agreement costs, net, to $0.

On March 31, 2009 (see note 10), the License Agreement was terminated by the Licensor due to the Company’s failure to comply with funding schedules set forth in the agreement.

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
December 31, 2008

4.	Mineral Property

On December 14, 2007, the Company acquired a 100% interest in a Mineral Claim located in Clark County, Nevada, in consideration for $6,500. The cost of the mineral property was initially capitalized. At December 31, 2007, the Company recognized an impairment loss of $6,500 as it had not yet been determined whether there were proven or probable reserves on the property.

5.	Related Party Balances/Transactions

a)	Due to related parties consists of:

	December 31, 2008	December 31, 2007

Due to majority stockholder and president	$16,520	$125

Total	$16,520	$125

The loans are unsecured, non-interest bearing, and have no specific terms of repayment.

b)
The Company has received services from its president at no cost to the Company. For accounting purposes, the estimated fair value of these donated services ($750 per month) has been included as an expense and additional paid-in capital has been increased by the same amount. The president resigned on September 22, 2008 (but was reappointed in April 2009) and the Company ceased to record donated services as of September 1, 2008. During the year ended December 31, 2008, $6,000 was recorded as donated services.

c)
Pursuant to a consulting agreement with Themy, the former chief executive officer of the Company, the Company paid Themy consulting fees of $20,000 during the year ended December 31, 2008 (see Note 8(b).

d)	Pursuant to a consulting agreement with the secretary and director of the Company, the Company paid this individual consulting fees of $7,425 during the year ended December 31, 2008 (see Note 8(c).

6.	Common Stock

a)	On November 16, 2007, the Company issued 40,000,000 shares of common stock at $0.000125 per share to the president and director of the Company for cash proceeds of $5,000.

b)	On December 17, 2007, the Company issued 32,800,000 shares of common stock at $0.00125 per share to 41 investors for cash proceeds of $41,000.

c)
On June 12, 2008, the Company effected an 8:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock with a par value of $0.00001 per share to 800,000,000 shares of common stock with a par value of $0.00001 per share. The issued and outstanding common stock increased from 9,100,000 shares of common stock to 72,800,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
December 31, 2008

6.      Common Stock (continued)

d)
On September 22, 2008, the president of the Company transferred 14,560,000 shares to Themy pursuant to the Licensing Agreement described in Note 3. In April 2009, Themy returned the 14,560,000 shares to the president of the Company (see note 10(d).

e)
On September 23, 2008, the Company completed a private placement for 250,000 units at $0.40 per unit for proceeds of $100,000. Each unit consists of one share of common stock and one Series A Warrant. Each Series A Warrant entitles the holder to purchase one share of common stock at $0.40 per share expiring three years from the closing date. The Company incurred finder’s fees of $10,000 (included in accounts payable and accrued liabilities at December 31, 2008) in connection with the private placement.

7.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance – December 31, 2007	–	–
Issued	250,000	$0.40
Balance – December 31, 2008	250,000	$0.40

As at December 31, 2008, the following common share purchase warrants were outstanding:

Description	Number of Warrants	Exercise Price	Expiration Date
Issued September 23, 2008	250,000	$0.40	September 23, 2011
Total	250,000

8.	Commitments

a)
On November 8, 2007, the Company entered into an office service agreement with a company to provide office services to the Company for a one year term, renewable monthly. Under the agreement, the Company was obligated to pay $119 per month commencing November 9, 2007 and ending October 31, 2008. The Company incurred rent expense of $1,188 for the year ended December 31, 2008.

b)
On September 10, 2008, the Company entered into a consulting agreement with Themy, the Company’s president, from September 22, 2008 to April 5, 2009, to provide management services to the Company for consideration of $5,000 per month.

c)
On October 1, 2008, the Company entered into an agreement with a consultant (and the Company’s secretary from October 1, 2008 to March 30, 2009) to provide financial and investor public relations for a term of twelve months for consideration of $2,475 per month.

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
December 31, 2008

9.	Income Taxes

No provisions for income taxes have been recorded in the periods presented since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $53,684 at December 31, 2008 (2007 - $8,599) attributable to the future utilization of the net operating loss carry-forward of $157,895 (2007 - $25,292) will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $157,895 net operating loss carry-forward expires $25,292 in year 2027 and $132,603 in year 2028.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The components of the net deferred income tax assets consist of:

	December 31, 2008	December 31, 2007

Net operating loss carry-forward	$53,684	$8,599

Valuation allowance	(53,684)	(8,599)

Net deferred income tax assets	$–	$–

Expected income tax expense (benefit) computed by applying the U.S. statutory income tax rate of 34% to pre-tax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	Year Ended December 31,	Period from November 13, 2007 (Date of Inception) to December 31,
	2008	2007

Expected income tax expense (benefit) at 34%	$(216,752)	$(9,109)
Nondeductible provision for impairment of license agreement costs	169,627	–
Non-deductible donated services	2,040	510
Change in valuation allowance	45,085	8,599
Provision for (benefit from) income taxes	$–	$–

Neohydro Technologies Corp.
(formerly Rioridge Resources Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
December 31, 2008

10.	Subsequent Events

a)	On March 30, 2009, Nicholas Kambouris resigned as the Company’s secretary and as a member of the board of directors.

b)	On March 31, 2009, the License Agreement (see note 3) was terminated by the Licensor due to the Company’s failure to comply with funding schedules set forth in the agreement.

c)	On April 5, 2009, Dean Themy resigned as the Company’s president and as a member of the board of directors.

d)
On April 22, 2009, the Company executed an Agreement and Release with Licensor and Themy. Themy returned the 14,560,000 shares of Company common stock transferred to him pursuant to the License Agreement. Also, Licensor and Themy released the Company from any liabilities and claims due them and agreed to hold harmless the Company from any and all claims by third parties which Themy incurred while affiliated with the Company. The Company released Licensor and Themy from any claims due to the Company and agreed to hold harmless Licensor and Themy from any claims. Thus, the Company will recognize a gain from discontinued operations in the amount of $500,000 (the amount of the liability to Licensor discharged) in the three months ended June 30, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our financial statements for the period from inception to December 31, 2008, included in this report have been audited by Michael T. Studer, C.P.A., P.C., as set forth in this annual report. We have no disagreements with our accountants and auditors on accounting and financial disclosure

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is  responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our  management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no  changes in our internal controls or in other factors that could  affect those controls subsequent to the date of their last evaluation.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

Each of our directors serve until his or her successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Venugopal Rao Balla 312-2645 Kipling Avenue Toronto, Ontario Canada M9V 3S6	48	president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and a member of the board of directors.
The persons named above are expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Since our inception on December 26, 2007 to September 22, 2008, Venugopal Rao Balla served as our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors. On April 14, 2009, Venugopal Rao Balla was appointed to serve as our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors. Since July 2007, Mr. Balla has been an accountant to CCT Global Sourcing Inc. in Toronto, Ontario, Canada. From August 2006 to May 2007, Mr. Balla was an accountant for the Forzani Group Ltd. (Fitness Source) in Toronto, Ontario, Canada. From August 2004 to July 2006. Mr. Balla served as Financial Controller for Steel & Allied Center Limited located in Nairobi, Kenya. From January 1999, to June 2004, Mr. Balla served as Financial Controller for Blu Nile (E.A.) Limited located in Nairobi, Kenya.

During the past five years, Mr. Balla has  not been the subject of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Balla  was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Balla’s involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Conflicts of Interest

The only conflict that we foresee are that our sole officer and director will devote time to projects that do not involve us.

Involvement in Certain Legal Proceedings

Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee of the board.  It is comprised of all members of the board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our Audit Committee Charter is filed with this report.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our Code of Ethics is filed with this report.

Compensation Committee

We do not have a compensation committee.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our Disclosure Committee Charter is filed with this report.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending December 31, 2008 for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Venugopal Rao Balla	2008	0	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Nicholas Kambouris	2008	7,425	0	0	0	0	0	0	7,425
(Resigned)	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Dean Themy	2008	20,000	0	0	0	0	0	0	20,000
(Resigned)	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

We have no employment agreements with our sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

The following table sets forth the compensation paid by us to our directors during our fiscal year ended December 31, 2008. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director’s Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Venugopal Rao Balla	0	0	0	0	0	0	0

Nicholas Kambouras (Resigned)	0	0	0	0	0	0	0

Dean Themy (Resigned)	0	0	0	0	0	0	0

Our directors do not receive any compensation for serving as a member of the board of directors.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole director other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as is profitable to do so.

Section 16(a) Beneficial Ownership Compliance

We are currently not subject to Section 16(a) of the Securities Exchange Act of 1934.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address Beneficial Owner [1]	Number of Shares After Offering Assuming all of the Shares are Sold	Percentage of Ownership After the Offering Assuming all of the Shares are Sold
Venugopal Rao Balla 312-2645 Kipling Avenue Toronto, Ontario Canada M9V 3S6	25,440,000	43.50%
(All Officers and Directors as a Group 1 Person)	25,440,000	43.50%

[1]
The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Balla  is the only "promoter" of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 2007, we issued a total of 5,000,000 shares of restricted common stock to Venugopal Rao Balla, our sole officer and director in consideration of $5,000.

Further, Mr.  Balla has advanced funds to us for some of our incorporation needs. As of December 31, 2007, Mr.  Balla advanced us $125.  There is no due date for the repayment of the funds advanced by Mr.  Balla.  Mr.  Balla will be repaid from revenues or operations if and when we generate revenues to pay the obligation.  There is no assurance that we will ever generate revenues from our operations.  The obligation to Mr.  Balla does not bear interest.  There is no written agreement evidencing the advancement of funds by Mr.  Balla or the repayment of  the funds to Mr.  Balla.  The entire transaction was oral.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$10,800	Michael T. Studer CPA P.C.
2007	$6,000	Michael T. Studer CPA P.C.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph was:

2008	$0	Michael T. Studer CPA P.C.
2007	$0	Michael T. Studer CPA P.C.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0	Michael T. Studer CPA P.C.
2007	$0	Michael T. Studer CPA P.C.

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0	Michael T. Studer CPA P.C.
2007	$0	Michael T. Studer CPA P.C.

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s staff was 0%.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/13/08	3.1

3.2	Bylaws.	S-1	3/13/08	3.2

4.1	Specimen Stock Certificate.	S-1	3/13/08	4.1

10.1	Lease Agreement	S-1	3/13/08	10.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).				X

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of May, 2009.

NEOHYDRO TECHNOLOGIES CORP.

BY:	VENUGOPAL RAO BALLA
Venugopal Rao Balla, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/13/08	3.1

3.2	Bylaws.	S-1	3/13/08	3.2

4.1	Specimen Stock Certificate.	S-1	3/13/08	4.1

10.1	Lease Agreement	S-1	3/13/08	10.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).				X

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X