Form 10-Q
period 2009-03-31
Neohydro Technologies Corp.
filed 2009-05-19
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53699

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 58,490,000 as of May 15, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Neohydro Technologies Corp.
(A Development Stage Company)
March 31, 2009

                                                                                                                                                                Index

FINANCIAL STATEMENTS

Balance Sheets ......................................................................................................................................F–1

Statements of Operations ....................................................................................................................F–2

Statements of Stockholders’ Equity (Deficit) ...................................................................................F–3

Statements of Cash Flows ...................................................................................................................F–4

NOTES TO THE FINANCIAL STATEMENTS ................................................................................F–5

Neohydro Technologies Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$57	$2,268
Prepaid expenses	-	25,295
Total current assets	57	27,563
License agreement costs, net of accumulated amortization and allowance for impairment of $500,000 (Note 3)	-	-

Total Assets	$57	$27,563

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness	$106	$-
Accounts payable and accrued liabilities	49,740	31,842
Due to related parties (Note 4)	26,520	16,520
Amount due Licensor of license agreement (Note 3)	500,000	500,000
Total current liabilities	576,366	548,362

Commitments
Stockholders' Deficit
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 800,000,000 shares,
issued and outstanding 73,050,000 shares	731	731
Additional paid-in capital	142,769	142,769
Deficit accumulated during the development stage	(719,809)	(664,299)
Total stockholders' deficit	(576,309)	(520,799)
Total Liabilities and Stockholders' Deficit	$57	$27,563

See notes to financial statements

Neohydro Technologies Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008	Period from November 13, 2007 (Date of Inception) to March 31, 2009

Revenue	$-	$-	$-

Costs and expenses	-	-	-

Income (loss) from continuing operations	-	-	-

Discontinued operations (Note 6)	(55,510)	(20,494)	(719,809)

Net Loss	$(55,510)	$(20,494)	$(719,809)

Net loss per share - Basic and Diluted:

Income (loss) from continuing operations	$-	$-
Discontinued operations	(0.00)	(0.00)
Net loss	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	73,050,000	72,800,000

See notes to financial statements

Neohydro Technologies Corp.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the Period November 13, 2007 (Inception) to March 31, 2009
(Expressed in US Dollars)
(Unaudited)

	Common Stock, $0.00001 par value		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Common shares sold for cash at $0.000125 per share	40,000,000	$400	$4,600	$-	$5,000
Common shares sold for cash at $0.00125 per share	32,800,000	328	40,672	-	41,000
Donated services	-	-	1,500	-	1,500
Net Loss	-	-	-	(26,792)	(26,792)
Balance - December 31, 2007	72,800,000	728	46,772	(26,792)	20,708

Common shares sold for cash at $0.40 per unit, less costs of $10,000	250,000	3	89,997	-	90,000
Donated services	-	-	6,000	-	6,000
Net Loss	-	-	-	(637,507)	(637,507)
Balance - December 31, 2008	73,050,000	$731	$142,769	$(664,299)	$(520,799)

Net Loss	-	-	-	(55,510)	(55,510)
Balance - March 31, 2009	73,050,000	$731	$142,769	$(719,809)	$(576,309)

See notes to financial statements

Neohydro Technologies Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008	Period from November 13, 2007 (Date of Inception) to March 31, 2009
Cash Flows from Operating Activities
Net loss	$(55,510)	$(20,494)	$(719,809)
Adjustments to reconcile net loss to net cash used for operating activities:

Donated services	-	2,250	7,500
Impairment of mineral property acquisition costs	-	-	6,500
Amortization of license agreement costs	-	-	1,096
Impairment of license agreement costs	-	-	498,904
Change in operating assets and liabilities:
Prepaid expenses	25,295	-	-
Accounts payable and accrued liabilities	17,898	11,785	49,740
Net cash used for operating activities	(12,317)	(6,459)	(156,069)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	-	(6,500)
Net cash used for investing activities	-	-	(6,500)

Cash Flows from Financing Activities
Bank indebtedness	106	-	106
Proceeds from sales of common stock - net	-	-	136,000
Advances from related party	10,000	-	26,520
Net cash provided by financing activities	10,106	-	162,626

Decrease in cash	(2,211)	(6,459)	57

Cash - beginning of period	2,268	20,596	-

Cash - end of period	$57	$14,137	$57

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non cash investing and financing activities:
Acquisition of license agreement in exchange for liability due Licensor of license agreement	$-	$-	$500,000

See notes to financial statements

Neohydro Technologies Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
March 31, 2009
(Unaudited)

1.	Nature of Operations

Rioridge Resources Corp. (the “Company”) was incorporated in the State of Nevada on November 13, 2007. On July 22, 2008, the Company changed its name to Neohydro Technologies Corp. From December 14, 2007 to September 20, 2008, the Company’s principal business was the acquisition and exploration of mineral resources. On September 22, 2008 (see Note 3), the Company entered into a licensing agreement and acquired the exclusive worldwide marketing, distribution and licensing rights to the licensor water sterilization technology. The agreement was subsequently terminated and the Company will not perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated. (see Note 6).

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)	Interim Financial Information

The unaudited financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 and for the period November 13, 2007 (inception) to March 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarters of the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008 as included in our Form 10K filed with the Securities and Exchange Commission on May 8, 2009.

Neohydro Technologies Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
March 31, 2009
(Unaudited)

2.      Summary of Significant Accounting Policies (continued)

c)	Financial Instruments and Fair Value Measures
The Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Financial instruments consist principally of cash, accounts payable and amounts due to related parties. Pursuant to SFAS No. 157, the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all of other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

d)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Neohydro Technologies Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
March 31, 2009
(Unaudited)

3.	Licence Agreement Costs, Net

License agreement costs, net, consist of:

	March 31, 2009	December 31, 2008

Amount due Licensor	$500,000	500,000
Less accumulated amortization	(1,096)	(1,096)
Less allowance for impairment	(498,904)	(498,904)

License agreement costs, net	$–	–

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

The agreement also provided for the payment of royalties to Licensor of 10% of sales of licensed products. The Company was also to use its best efforts to provide funding for business development of $1,400,000, $100,000 on or before September 26, 2008 (paid), $150,000 by October 15, 2008 (unpaid), $250,000 by October 30, 2008 (unpaid), $300,000 by January 15, 2009 (unpaid), $300,000 by April 15, 2009, and $300,000 by July 15, 2009. The Company was also to use its best efforts to provide funding of $1,000,000 for marketing.

In the event of failure by the Company to fulfill any of its obligations under the agreement, the agreement was terminable by the Licensor with 60 days notice. In such event, the Company was to cease the sale and distribution of the licensed products and was to return or destroy documentation relating to Licensor intellectual property rights.

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

On March 31, 2009 (see Note 6), the License Agreement was terminated by the Licensor due to the Company’s failure to comply with funding schedules set forth in the agreement.

Neohydro Technologies Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
March 31, 2009
(Unaudited)

4.	Related Party Balances/Transactions

a)
For the three months ended March 31, 2009, the Company incurred $0 (2008 - $2,250) in donated services by the former President of the Company (reappointed in April 2009), and is indebted to the President for $16,520 (December 31, 2008 - $16,520) for advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and has no specific terms of repayment.

b)
Pursuant to a consulting agreement with Themy, the chief executive officer of the Company from September 22, 2008 to April 5, 2009, the Company paid Themy consulting fees of $10,000 during the three month period ended March 31, 2009 (2008 - $0) and is indebted to Themy for $10,000 (December 31, 2008 - $0) for advances to the Company.

c)
Pursuant to a consulting agreement with the former secretary and director of the Company, the Company paid this individual consulting fees of $1,000 during the three months ended March 31, 2009 (2008 - $0).

5.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2008	250,000	$0.40

Issued	–	–

Balance – March 31, 2009	250,000	$0.40

As at March 31, 2009, the following common share purchase warrants were outstanding:

Description	Number of Warrants	Exercise Price	Expiry Date

Issued September 23, 2008	250,000	$0.40	September 23, 2011

Total	250,000

Neohydro Technologies Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
March 31, 2009
(Unaudited)

6.	Discontinued Operations

On March 31, 2009, the License Agreement was terminated by the Licensor due to the Company’s failure to comply with funding schedules set forth in the agreement. Accordingly, the Company discontinued all operations related to the former business of developing, marketing, selling and distributing products for the treatment of industrial water.

The results of discontinued operations (relating to mineral resources operations for the period December 14, 2007 to September 20, 2008 and water sterilizations operations from September 22, 2008 to March 31, 2009) are summarized as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Period from November 13, 2007 (Date of Inception) to March 31, 2009
Revenue	$–	$–	$–
Costs and expenses
Amortization of licence agreement costs	–	–	1,096
Impairment of licence agreement costs	–	–	498,904
General and administrative	55,510	20,494	219,809
Total costs and expenses	55,510	20,494	719,809
Net Loss	$(55,510)	$(20,494)	$(719,809)

7.	Income Taxes

No provisions for income taxes have been recorded in the periods presented since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $72,558 at March 31, 2009 (December 31, 2008 - $53,684) attributable to the future utilization of the net operating loss carry-forward of $213,405 (December 31, 2008 - $157,895) will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $213,405 net operating loss carry-forward expires $25,292 in year 2027, $132,603 in year 2028, and $55,510 in year 2029.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Neohydro Technologies Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
March 31, 2009
(Unaudited)

7.              ncome Taxes (continued)

The components of the net deferred income tax assets consist of:

	March 31, 2009	December 31, 2008

Net operating loss carry-forward	$72,558	$53,684

Valuation allowance	(72,558)	(53,684)

Net deferred income tax assets	$–	$–

Expected income tax expense (benefit) computed by applying the U.S. statutory income tax rate of 34% to pre-tax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Expected income tax expense (benefit) at 34%	$(18,873)	$(6,968)

Non-deductible donated services	–	765

Change in valuation allowance	18,873	6,203

Provision for (benefit from) income taxes	$–	$–

8.	Subsequent Events

a)	On April 5, 2009, Dean Themy resigned as the Company’s president and as a member of the board of directors.

b)
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

We seek acquisition or merger candidates with ongoing operations. As of March 31, 2009, we had not identified any such candidates.

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

On March 31, 2009, Neohydro Corp. terminated its licensing agreement with us as a result of our failure to comply with the funding schedule set out in Section 3.2 of the Licensing Agreement.  On September 25, 2008 we reported in our Form 8-K that on September 22, 2008, we entered into a licensing agreement with Neohydro Corp., a Nevada corporation located in Houston Texas (“Neohydro Corp.”) and Dean Themy (“Themy”) whereby we were granted a worldwide license from Neohydro Corp. to use its intellectual property rights for the purposes of developing, modifying, marketing, selling, offering or otherwise distributing products for the treatment of industrial water. Specifically excluded therefrom was the right to manufacture products. We also executed an non-compete agreement with Neohydro Corp. The fee for the license was $500,000, also, the Company was to use its best efforts to providef unding for business development of $1,400,000 payable as follows: $100,000 by September 26, 2008; $150,000 by October 15, 2008; $250,000 by October 30, 2008; $300,000 by January 15, 2009; $300,000 by April 15, 2009; and, $300,000 by July 15, 2009. In addition we were obligated to issue to Neohydro Corp. an amount of common stock equal to the value of 20% of our total outstanding common shares or approximately 14,560,000 restricted shares of common stock for this license. Also we were obligated to pay a royalty of 10% of the gross proceeds from the sale of products.  We did not make any sales.

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

In April 2009, Dean Themy returned 14,560,000 shares to the Company.

As of March 31, 2009, our total assets were $57 and our total liabilities were $576,366.

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

Results of Activities

From Inception on November 13, 2007 to March 31, 2009

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of May, 2009.

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