Form 10-Q
period 2009-06-30
Neohydro Technologies Corp.
filed 2009-08-14
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

732-377-2057
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 73,490,000 as of August 14, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Neohydro Technologies Corp.
(A Development Stage Company)
June 30, 2009

 Index

FINANCIAL STATEMENTS

Balance Sheets .....................................................................................................F–1

Statements of Operations ...................................................................................F–2

Statements of Stockholders’ Equity (Deficit) ..................................................F–3

Statements of Cash Flows ..................................................................................F–4

NOTES TO FINANCIAL STATEMENTS ........................................................F–5

Neohydro Technologies Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$57	$2,268
Prepaid expenses (Note 8)	866,667	25,295
Total current assets	866,724	27,563
License agreement costs, net of accumulated amortization and allowance
for impairment of $500,000 (Note 3)	-	-
Total Assets	$866,724	$27,563

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	51,674	31,842
Due to related party (Note 4)	18,561	16,520
Amount due Licensor of license agreement (Note 3)	-	500,000
Total current liabilities	70,235	548,362

Commitments
Stockholders' Deficit
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 800,000,000 shares,
73,490,000 and 73,050,000 shares issued and outstanding	735	731
Additional paid-in capital	1,117,765	142,769
Deficit accumulated during the development stage	(322,011)	(664,299)
Total stockholders' deficit	796,489	(520,799)
Total Liabilities and Stockholders' Deficit	$866,724	$27,563

Neohydro Technologies Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	Period from November 13, 2007 (Date of Inception) to June 30, 2009

Revenue	$-	$-	$-	$-	$-

Costs and expenses
Stock-based compensation	108,333	-	108,333	-	108,333
Other general and administrative	12,046	-	12,046	-	12,046

Total	120,379	-	120,379	-	120,379

Loss from continuing operations	(120,379)	-	(120,379)	-	(120,379)

Discontinued operations (Note 6)
Gain on disposal of discontinued operations	518,177	-	518,177	-	518,177
Operations	-	(11,365)	(55,510)	(31,859)	(719,809)

Total discontinued operations	518,177	(11,365)	462,667	(31,859)	(201,632)

Net Income (loss)	$397,798	$(11,365)	$342,288	$(31,859)	$(322,011)

Net income (loss) per share - Basic and Diluted:

Income (loss) from continuing operations	$(0.00)	$-	$(0.00)	$-
Discontinued operations	0.01	(0.00)	0.00	(0.00)
Net income (loss)	$0.01	$(0.00)	$0.00	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	69,272,400	72,800,000	71,151,000	72,800,000

Neohydro Technologies Corp.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the Period November 13, 2007 (Inception) to June 30, 2009
(Expressed in US Dollars)
(Unaudited)

	Common Stock, $0.00001 par value		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Common shares sold for cash at $0.000125 per share	40,000,000	$400	$4,600	$-	$5,000
Common shares sold for cash at $0.00125 per share	32,800,000	328	40,672	-	41,000
Donated services	-	-	1,500	-	1,500
Net Loss	-	-	-	(26,792)	(26,792)
Balance - December 31, 2007	72,800,000	728	46,772	(26,792)	20,708

Common shares sold for cash at $0.40 per unit, less costs of $10,000	250,000	3	89,997	-	90,000
Donated services	-	-	6,000	-	6,000
Net Loss	-	-	-	(637,507)	(637,507)
Balance - December 31, 2008	73,050,000	731	142,769	(664,299)	(520,799)

Common shares returned and cancelled (Note 3)	(14,560,000)	(146)	146	-	-
Common shares issued pursuant to fee agreement (Note 8)	15,000,000	150	974,850	-	975,000
Net Income	-	-	-	342,288	342,288
Balance - June 30, 2009	73,490,000	$735	$1,117,765	$(322,011)	$796,489

Neohydro Technologies Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
	Six months ended June 30, 2009	Six months ended June 30, 2008	Period from November 13, 2007 (Date of Inception) to June 30, 2009
Cash Flows from Operating Activities
Net income (loss)	$342,288	$(31,859)	$(322,011)
Adjustments to reconcile net income (loss) to net cash used
for operating activities:

Stock-based compensation	108,333	-	108,333
Donated services	-	4,500	7,500
Impairment of mineral property acquisition costs	-	-	6,500
Amortization of license agreement costs	-	-	1,096
Impairment of license agreement costs	-	-	498,904
Gain on disposal of discontinued operations	(518,177)	-	(518,177)
Change in operating assets and liabilities:
Prepaid expenses	25,295	118	-
Accounts payable and accrued liabilities	38,009	8,622	69,851
Net cash used for operating activities	(4,252)	(18,619)	(148,004)
Cash Flows from Investing Activities
Mineral property acquisition costs	-	-	(6,500)
Net cash used for investing activities	-	-	(6,500)

Cash Flows from Financing Activities
Proceeds from sales of common stock - net	-	-	136,000
Advances from related party	2,041	46	18,561
Net cash provided by financing activities	2,041	46	154,561

Decrease in cash	(2,211)	(18,573)	57

Cash - beginning of period	2,268	20,596	-

Cash - end of period	$57	$2,023	$57

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non cash investing and financing activities:
Acquisition of license agreement in exchange
for liability due Licensor of license agreement	$-	$-	$500,000
Issuance of 15,000,000 shares of common
stock for future services	$975,000	$-	$975,000

Neohydro Technologies Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
June 30, 2009
(Unaudited)

1.	Nature of Operations

Rioridge Resources Corp. (the “Company”) was incorporated in the State of Nevada on November 13, 2007. On July 22, 2008, the Company changed its name to Neohydro Technologies Corp. From December 14, 2007 to September 20, 2008, the Company’s principal business was the acquisition and exploration of mineral resources. On September 22, 2008 (see Note 3), the Company entered into a licensing agreement and acquired the exclusive worldwide marketing, distribution and licensing rights to the Licensor’s water sterilization technology. On March 31, 2009, this License Agreement was terminated by the Licensor. On June 8, 2009 (see Note 8), the Company entered into a licensing agreement to market and sell in Canada an environmental fuel efficient turbo technology called Green Interactive Hybrid System (“GIHS”).

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)	Interim Financial Information

The unaudited financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 and for the period November 13, 2007 (inception) to June 30, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months period ended June 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarters of the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008 as included in our Form 10-K filed with the Securities and Exchange Commission on May 8, 2009.

Neohydro Technologies Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
June 30, 2009
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

Financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to SFAS No. 157, the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all of other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

d)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

e)	The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Neohydro Technologies Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
June 30, 2009
(Unaudited)

3.	Licence Agreement Costs, Net

        License agreement costs, net, consist of:

	June 30, 2009	December 31, 2008

Amount due Licensor	$500,000	$500,000
Less accumulated amortization	(1,096)	(1,096)
Less allowance for impairment	(498,904)	(498,904)

License agreement costs, net	$–	$–

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

The agreement also provided for the payment of royalties to Licensor of 10% of sales of licensed products. The Company was also to use its best efforts to provide funding for business development of $1,400,000, $100,000 on or before September 26, 2008, $150,000 by October 15, 2008, $250,000 by October 30, 2008, $300,000 by January 15, 2009, $300,000 by April 15, 2009, and $300,000 by July 15, 2009. The Company was also to use its best efforts to provide funding of $1,000,000 for marketing.

In the event of failure by the Company to fulfill any of its obligations under the agreement, the agreement was terminable by the Licensor with 60 days notice. In such event, the Company was to cease the sale and distribution of the licensed products and was to return or destroy documentation relating to Licensor intellectual property rights.

The Company initially capitalized the $500,000 license agreement cost and recorded amortization expense of $1,096 for the period September 22, 2006 to September 30, 2008 (using the straight line method over the estimated 10 year economic life of the agreement). As at September 30, 2008, the Company reviewed the remaining $498,904 carrying value of the license agreement costs for potential impairment. Considering all facts and circumstances, the Company concluded that it was not more likely than not that any of the $498,904 carrying cost were recoverable. Accordingly, the Company expensed a $498,904 provision for impairment of license agreement costs at September 30, 2008 and reduced the license agreement costs, net, to $0.

On March 31, 2009 (see Note 6), the License Agreement was terminated by the Licensor due to the Company’s failure to comply with funding schedules set forth in the agreement.

Neohydro Technologies Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
June 30, 2009
(Unaudited)

3.	Licence Agreement Costs, Net (continued)

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

4.	Related Party Balances/Transactions

a)
For the six months ended June 30, 2009, the Company incurred $0 (2008 - $2,250) in donated services by the former chief executive officer of the Company, and is indebted to this individual for $18,561 (December 31, 2008 - $16,520) for advances and expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and has no specific terms of repayment.

b)
Pursuant to a consulting agreement with Themy, the chief executive officer of the Company from September 22, 2008 to April 5, 2009, the Company paid Themy consulting fees of $10,000 during the three month period ended March 31, 2009 (2008 - $0).

c)
Pursuant to a consulting agreement with the former secretary and director of the Company, the Company paid this individual consulting fees of $1,000 during the six months ended June 30, 2009 (2008 - $0).

5.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2008	250,000	$0.40

Issued	–	–

Balance – June 30, 2009	250,000	$0.40

As at June 30, 2009, the following common share purchase warrants were outstanding:

Description	Number of Warrants	Exercise Price	Expiry Date

Issued September 23, 2008	250,000	$0.40	September 23, 2011

Total	250,000

Neohydro Technologies Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
June 30, 2009
(Unaudited)

6.	Discontinued Operations

On September 20, 2008, the Company decided to discontinue its mineral exploration business.

On March 31, 2009, the License Agreement referred to in Note 3 was terminated by the Licensor due to the Company’s failure to comply with funding schedules set forth in the agreement. Accordingly, the Company discontinued all operations related to the business of developing, marketing, selling and distributing products for the treatment of industrial water.

The gain on disposal of discontinued operations relating to the water sterilization operations for the six months ended June 30, 2009 is summarized as follows:

Discharge of amount due to Licensor of license agreement	$ 500,000
Discharge of accounts payable and accrued liabilities	18,177

Total	$ 518,177

The results of operations of discontinued operations (relating to mineral exploration operations for the period December 14, 2007 to September 20, 2008 and water sterilization operations from September 22, 2008 to June 30, 2009) are summarized as follows:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,	Period from November 13, 2007 (Date of Inception) to June 30,
	2009	2008	2009	2008	2009

Revenue	$–	$–	$–	$–	$–

Costs and expenses
Amortization of licence agreement costs	–	–	–	–	1,096
Impairment of licence agreement costs	–	–	–	–	498,904
General and administrative	–	11,365	55,510	31,859	219,809

Total costs and expenses	–	11,365	55,510	31,859	719,809

Net Loss	$–	$(11,365)	$(55,510)	$(31,859)	$(719,809)

Neohydro Technologies Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
June 30, 2009
(Unaudited)

7.	Income Taxes

No provisions for income taxes have been recorded in the periods presented since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $70,101 at June 30, 2009 (December 31, 2008 - $53,684) attributable to the future utilization of the net operating loss carry-forward of $206,178 at June 30, 2009 (December 31, 2008 - $157,895) will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $206,178 net operating loss carry-forward expires $25,292 in year 2027, $132,603 in year 2028, and $48,283 in year 2029.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The components of the net deferred income tax assets consist of:

	June 30, 2009	December 31, 2008

Net operating loss carry-forward	$70,101	$53,684

Valuation allowance	(70,101)	(53,684)

Net deferred income tax assets	$–	$–

Expected income tax expense (benefit) computed by applying the U.S. statutory income tax rate of 34% to pre-tax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	Six Months Ended
	June 30, 2009	June 30, 2008

Expected income tax expense (benefit) at 34%	$116,378	$(10,832)
Non-taxable portion of gain on disposal of discontinued operations	(169,628)	–
Non-deductible stock-based compensation	36,833	–
Non-deductible donated services	–	1,530

Change in valuation allowance	16,417	9,302

Provision for (benefit from) income taxes	$–	$–

Neohydro Technologies Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in US Dollars)
June 30, 2009
(Unaudited)

8.	Commitments and Contingencies

a)
On June 8, 2009, the Company entered into a licensing agreement with Gene Peckover, a sole proprietor as president of Gene Vettes of Lynden, a Washington corporation (the “GIHS Licensor”) to be formed, wherein Licensor granted to the Company an exclusive license covering the territory of Canada and other such territories that shall be mutually agreed upon and the right to market and sell an environmental fuel efficient turbo technology called Green Interactive Hybrid System (“GIHS”).  The term of the license is three years subject to the following:

1.	The Company must purchase and have operational a demonstration GIHS by December 31, 2009.
2.	The Company must sell at least 3 GIHS units by December 31, 2009.
3.	The Company must sell at least 25 GIHS units by December 31, 2010.
4.	The Company must sell at least 200 GIHS units by December 31, 2011.
5.	The Company must sell at least 500 GIHS units by December 31, 2012.

b)
On June 8, 2009, the Company entered into a fee agreement with Michael Kulcheski and Harry Gelbard wherein the Company agreed to issue Kulcheski 9,000,000 restricted shares of common stock and Gelbard 6,000,000 restricted shares of common stock in consideration of Kulcheski and Gelbard using reasonable commercial efforts to sell, market, distribute, and manufacture the GIHS license granted to the Company by the GIHS Licensor and to manage the development of our technology.

If the first and second milestones of the GIHS licensing agreement described in the preceding paragraph are not achieved, Kulcheski and Gelbard are to return the 15,000,000 shares of common stock held by them to the treasury of the Company. The Company recorded the $975,000 estimated fair value of the 15,000,000 shares of common stock, which value was calculated based on the $0.13 closing price for NHYT on June 8, 2009 and a 50% restricted stock discount, as prepaid expenses on June 8, 2009 and is amortizing this amount as stock-based compensation expense evenly over the period June 8, 2009 to December 31, 2009.

On June 8, 2009, Kulcheski was appointed chief executive officer, chief financial officer and director of the Company.

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

Plan of Operation

     We are a start-up, focused on  “Green” technologies in the automotive, transportation, power generation, and, focused initially on the light -duty trucking industry, but we have not yet generated or realized any revenues from our business activities.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated in the near future.

     We have since terminated our mining operations and we are no longer in the business of treating wastewater.

     On June 8, 2009, the Company entered into a licensing agreement with Gene Peckover, a sole proprietor as president of Gene Vettes of Lynden, a Washington corporation (“Licensor”) to be formed wherein Licensor granted to the Company an exclusive license covering the territory of Canada and other such territories that shall be mutually agreed upon and the right to market and sell an environmental fuel efficient turbo technology called Green Interactive Hybrid System (“GIHS”).  The term of the license is three years with automatic subsequent renewals subject to the following:

1.	The Company must purchase and have operational one demonstration GIHS by December 31, 2009.
2.	The Company must sell at least three GIHS units by December 31, 2009.
3.	The Company must sell at least twenty-five GIHS units by December 31, 2010.
4.	The Company must sell at least two hundred GIHS units by December 31, 2011.
5.	The Company must sell at least five hundred GIHS units by December 31, 2012.

     This revolutionary Green Interactive Hybrid System™ is proven to cause an engine to operate with less effort, less fuel consumption, and enhanced power.  In addition, advanced tuning methods significantly decrease harmful emissions.

     To meet our need for cash we seek additional capital.  If we obtain any purchase orders from our customers and if the purchase orders prove profitable, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our sales and marketing initiatives, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

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

     We lease our office space. We do not intend to hire additional employees at this time other than occasional temporary office staff as needed from time to time to assist in market research.

General

     We are a company specializing in the marketing, distribution and licensing of systems for the Green Interactive Hybrid System™ (GIHS). Neohydro is a Technology Company focused on “Green” technologies in the automotive, transportation, and power generation, focused initially on the light duty trucking industry.  Neohydro has licensed a unique patented turbo hybrid system. This revolutionary Green Interactive Hybrid System™ is proven to assist an engine to operate more efficiently, with less effort, less fuel consumption, and enhanced horsepower and torque.  Thus increasing engine life as well as adding obvious economic benefits, and enhanced horsepower to many significantly underpowered vehicles, such as limousines and fleet vehicles where incremental cost for larger engines may not be an economically viable option. Advanced tuning methods also significantly decrease harmful emissions. In the case of most technological enhancements with vehicles, there are significant concerns about negating existing factory warranty protection.  At present the Company’s technology is only engineered for one automobile manufacturer where it does not void the manufacturer’s warranty.  However, plans are underway to engineer the technology to include other manufacturers as well.

     The core of the GIHS process is the combination of the patented STS turbo device and the remote tuning proprietary software, which together creates more horsepower and greater engine efficiency.

     Neohydro’s technology can be used in a variety of applications, which include commercial fleets of industrial vehicles and trucks, limousine and fleet vehicles, and marine crafts.

Manufacturing& Assembly

     The patented STS turbo device are not manufactured by the Company.  The units are purchased directly from Genes Vettes of  Lynden, Washington and then are combined with the proprietary remote tuning software and together the GIHS is assembled.  Currently all testing and retrofitting of any vehicles of the GIHS are been done by Gene Vettes, the Licensor of the technology.  However, there are future plans to establish an upfitting facility in Calgary, Alberta for the installation of the GIHS in new fleet vehicles as well as individual new consumer vehicles. The vehicles will be tuned remotely over the internet by the licensors head office over the internet with the licensors proprietary software. As the company expands more upfitting centers are envisioned to be located in major centers across the country. If the company is successful in raising additional capital, it will seek to purchase equipment it will require such as dynamometers, hoists, tools, hydraulic equipment, computers, and standard garage equipment.

     We anticipate spending monies for capital expenditures only for the retrofitting of a demonstration model in order to have a demostartion model available for customers in the Canadian market.  At this point our market is limited to GM vehicles models fitted with the 5.3 liter V8 only Such as Silverado, Sierra and Avalanche trucks, Suburban, Yukon and Tahoe SUV’s, GM and Chevy vans as well as Corvettes.

Marketing

     We are attempting to increase its customer base through advertising and marketing and aggressively promote the demonstration vehicle.

     We plan on marketing market the licensed technology through trade shows, investment forums, and through demonstrations in the field. We are currently only allowed to market the licensed technology in the Canadian markets. We also promote the licensed technology through local car shows, our website at www.neohydrotechnology.com and through trade magazines, and newspapers.

Patents and Trademarks

     We own no patents or trademarks as the technology is a trade secret and Licensed from Gene Vettes.

License

     We acquired a license to the Canadian rights from Gene Vettes of Lynden, a Washington corporation (“Licensor”) to be formed wherein Licensor granted to the Company an exclusive license covering the territory of Canada and other such territories that shall be mutually agreed upon and the right to market and sell an environmental fuel efficient turbo technology called Green Interactive Hybrid System (“GIHS”).  The term of the license is three years with automatic subsequent renewals subject to the following:

1.	The Company must purchase and have operational one demonstration GIHS by December 31, 2009.
2.	The Company must sell at least three GIHS units by December 31, 2009.
3.	The Company must sell at least twenty-five GIHS units by December 31, 2010.
4.	The Company must sell at least two hundred GIHS units by December 31, 2011.
5.	The Company must sell at least five hundred GIHS units by December 31, 2012.

     This license of the Green Interactive Hybrid System™ is proven to cause an engine to operate with less effort, less fuel consumption, and enhanced power.  In addition, advanced tuning methods significantly decrease harmful emissions.

Operations

     General and administrative expenses relating to discontinued operations increased for the six months ended June 30, 2009 to approximately $55,510 from approximately $31,859 for the six-month period ended June 30, 2008. The increase of $23,000 was primarily due to costs related to legal and accounting fees associated with the termination of the License Agreement with Neohydro Corp., and the development expenses.

Milestones

     We have one milestone for the next twelve months. It is to sell a sufficient number of GIHS systems to generate revenues in order to operate profitably.

     Other milestones are as follows:

1. Raise additional capital.

2. Form a Canadian Subsidiary Company in the next 90 days.

3. Purchase the first demonstration GIHS system.

4. Establish a partnership or joint venture with a dealership in Alberta who will supply vehicles at fleet prices.

     We have nominal cash at the present time and cannot operate until we raise additional capital.

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

     To become profitable and competitive, we must sell a sufficient number of our  GIHS systems to generate a profit.

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

     On March 31, 2009, Neohydro Corp. terminated its licensing agreement with us as a result of our failure to comply with the funding schedule set out in Section 3.2 of the Licensing Agreement.  On September 25, 2008 we reported in our Form 8-K that on September 22, 2008, we entered into a licensing agreement with Neohydro Corp., a Nevada corporation located in Houston Texas (“Neohydro Corp.”) and Dean Themy (“Themy”) whereby we were granted a worldwide license from Neohydro Corp. to use its intellectual property rights for the purposes of developing, modifying, marketing, selling, offering or otherwise distributing products for the treatment of industrial water. Specifically excluded therefrom was the right to manufacture products. We also executed an non-compete agreement with Neohydro Corp. The fee for the license was $500,000, also, the Company was to use its best efforts to provide funding for business development of $1,400,000 payable as follows: $100,000 by September 26, 2008; $150,000 by October 15, 2008; $250,000 by October 30, 2008; $300,000 by January 15, 2009; $300,000 by April 15, 2009; and, $300,000 by July 15, 2009. In addition we were obligated to issue to Neohydro Corp. an amount of common stock equal to the value of 20% of our total outstanding common shares or approximately 14,560,000 restricted shares of common stock for this license. Also we were obligated to pay a royalty of 10% of the gross proceeds from the sale of products.  We did not make any sales.

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

     On June 8, 2009, the Company entered into a licensing agreement with Gene Peckover, a sole proprietor as president of Gene Vettes of Lynden, a Washington corporation (the “GIHS Licensor”) to be formed, wherein Licensor granted to the Company an exclusive license covering the territory of Canada and other such territories that shall be mutually agreed upon and the right to market and sell an environmental fuel efficient turbo technology called Green Interactive Hybrid System (“GIHS”).  The term of the license is three years subject to the following:

1.	The Company must purchase and have operational a demonstration GIHS by December 31, 2009.
2.	The Company must sell at least 3 GIHS units by December 31, 2009.
3.	The Company must sell at least 25 GIHS units by December 31, 2010.
4.	The Company must sell at least 200 GIHS units by December 31, 2011.
5.	The Company must sell at least 500 GIHS units by December 31, 2012.

     On June 8, 2009, the Company entered into a fee agreement with Michael Kulcheski and Harry Gelbard wherein the Company agreed to issue Kulcheski 9,000,000 restricted shares of common stock and Gelbard 6,000,000 restricted shares of common stock in consideration of Kulcheski and Gelbard using reasonable commercial efforts to sell, market, distribute, and manufacture the GIHS license granted to the Company by the GIHS Licensor and to manage the development of our technology. On June 8, 2009, Kulcheski was appointed chief executive officer, chief financial officer and director of the Company.

     If the first and second milestones of the GIHS licensing agreement described in the preceding paragraph are not achieved, Kulcheski and Gelbard are to return the 15,000,000 shares of common stock held by them to the treasury of the Company. The Company recorded the $975,000 estimated fair value of the 15,000,000 shares of common stock, which value was calculated based on the $0.13 closing price for NHYT on June 8, 2009 and a 50% restricted stock discount, as prepaid expenses on June 8, 2009 and is amortizing this amount as stock-based compensation expense evenly over the period June 8, 2009 to December 31, 2009.

Liquidity and Capital Resources

     We do not have sufficient funds to operate. Future operating activities are expected to be funded by loans from our officers and directors.

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

     In April 2009, Dean Themy returned 14,560,000 shares to the Company.

     On June 8, 2009, the Company entered into a fee agreement with Michael Kulcheski and Harry Gelbard wherein the Company agreed to issue Kulcheski 9,000,000 restricted shares of common stock and Gelbard 6,000,000 restricted shares of common stock.

     As of June 30, 2009, our total assets were $866,724 and our total liabilities were $70,235.

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

Results of Activities

From Inception on November 13, 2007 to June 30, 2009

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

     We are no longer in either business.

     On June 8, 2009, the Company entered into a licensing agreement with Gene Peckover, a sole proprietor as president of Gene Vettes of Lynden, a Washington corporation (the “GIHS Licensor”) to be formed, wherein Licensor granted to the Company an exclusive license covering the territory of Canada and other such territories that shall be mutually agreed upon and the right to market and sell an environmental fuel efficient turbo technology called Green Interactive Hybrid System (“GIHS”).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective even though we failed to file the March 31, 2009 Form 10-Q in a timely manner.  We failed to file this Form 10-Q in a timely manner as a result of the termination of the License agreement by Neohydro Corp on March 31, 2009.  Thus, we were left with no management to complete the 10-Q in a timely fashion.  We believe the foregoing will not occur in the future.  As a result, we have not made any changes to our disclosure controls and procedures;  Further, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of August, 2009.

NEOHYDRO TECHNOLOGIES CORP.

BY:	MICHAEL R. KULCHESKI
Michael R. Kulcheski, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.