Form 10-Q
period 2009-09-30
Neohydro Technologies Corp.
filed 2009-11-17
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53669

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 73,740,000 as of November 7, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Neohydro Technologies Corp.
(A Development Stage Company)
September 30, 2009

Neohydro Technologies Corp. and Subsidary
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$57	$2,268
Prepaid expenses (Note 9)	433,334	25,295
Total current assets	433,391	27,563
Terminated license agreement costs, net of accumulated amortization and allowance
for impairment of $500,000 (Note 3)	-	-
Total Assets	$433,391	$27,563

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	58,870	31,842
Due to related parties (Note 4)	80,351	16,520
Loan payable(Note 5)	35,000	-
Amount due Licensor of terminated license agreement (Note 3)	-	500,000
Total current liabilities	174,221	548,362

Commitments
Stockholders' Equity (Deficit)
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 800,000,000 shares,
73,490,000 and 73,050,000 shares issued and outstanding	735	731
Additional paid-in capital	1,117,765	142,769
Deficit accumulated during the development stage	(859,330)	(664,299)
Total stockholders' equity (deficit)	259,170	(520,799)
Total Liabilities and Stockholders' Equity (Deficit)	$433,391	$27,563

See notes to consolidated financial statements

Neohydro Technologies Corp. and Subsidary
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Period from November 13, 2007 (Date of Inception) to September 30, 2009

Revenue	$-	$-	$-	$-	$-

Costs and expenses
Stock-based compensation	433,333	-	541,666	-	541,666
Other general and administrative	103,986	-	116,032	-	116,032

Total	537,319	-	657,698	-	657,698

Loss from continuing operations	(537,319)	-	(657,698)	-	(657,698)

Discontinued operations (Note 7)
Gain on disposal of discontinued operations	-	-	518,177	-	518,177
Operations	-	(526,120)	(55,510)	(557,979)	(719,809)

Total discontinued operations	-	(526,120)	462,667	(557,979)	(201,632)

Net Income (loss)	$(537,319)	$(526,120)	$(195,031)	$(557,979)	$(859,330)

Net income (loss) per share - Basic and Diluted:

Income (loss) from continuing operations	$(0.01)	$-	$(0.01)	$-
Discontinued operations	-	(0.01)	(0.00)	(0.01)
Net income (loss)	$(0.01)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	73,490,000	72,819,000	70,620,000	72,806,000

See notes to consolidated financial statements

Neohydro Technologies Corp. and Subsidary
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period November 13, 2007 (Inception) to September 30, 2009
(Expressed in US Dollars)

				Deficit Accumulated
	Common Stock, $0.00001 par value		Additional Paid-in	During the Development
	Shares	Amount	Capital	Stage	Total

Common shares sold for cash at $0.000125 per share	40,000,000	$400	$4,600	$-	$5,000
Common shares sold for cash at $0.00125 per share	32,800,000	328	40,672	-	41,000
Donated services	-	-	1,500	-	1,500
Net Loss	-	-	-	(26,792)	(26,792)
Balance - December 31, 2007	72,800,000	728	46,772	(26,792)	20,708

Common shares sold for cash at $0.40 per unit, less costs of $10,000	250,000	3	89,997	-	90,000
Donated services	-	-	6,000	-	6,000
Net Loss	-	-	-	(637,507)	(637,507)
Balance - December 31, 2008	73,050,000	731	142,769	(664,299)	(520,799)
Unaudited:
Common shares returned and cancelled (Note 3)	(14,560,000)	(146)	146	-	-
Common shares issued pursuant to fee agreement (Note 9)	15,000,000	150	974,850	-	975,000
Net Loss	-	-	-	(195,031)	(195,031)
Balance - September 30, 2009	73,490,000	$735	$1,117,765	$(859,330)	$259,170

See notes to consolidated financial statements

Neohydro Technologies Corp. and Subsidary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
	Nine months	Nine months	Period from November 13, 2007
	ended September 30,	ended September 30,	(Date of Inception) to
	2009	2008	September 30, 2009
Cash Flows from Operating Activities
Net income (loss)	$(195,031)	$(557,979)	$(859,330)
Adjustments to reconcile net income (loss) to net cash used
for operating activities:
Stock-based compensation	541,666	-	541,666
Donated services	-	6,000	7,500
Impairment of mineral property acquisition costs	-	-	6,500
Amortization of terminated license agreement costs	-	1,096	1,096
Impairment of terminated license agreement costs	-	498,904	498,904
Gain on disposal of discontinued operations	(518,177)	-	(518,177)
Change in operating assets and liabilities:
Prepaid expenses	25,295	(14,882)	-
Accounts payable and accrued liabilities	45,205	10,760	77,047
Net cash used for operating activities	(101,042)	(56,101)	(244,794)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	-	(6,500)
Net cash used for investing activities	-	-	(6,500)

Cash Flows from Financing Activities
Proceeds from sales of common stock - net	-	90,000	136,000
Increase (decrease) in due to related parties	63,831	16,404	80,351
Increase (decrease) in loan payable	35,000	-	35,000
Net cash provided by financing activities	98,831	106,404	251,351

Decrease in cash	(2,211)	50,303	57

Cash - beginning of period	2,268	20,596	-

Cash - end of period	$57	$70,899	$57

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	-	$-
Non cash investing and financing activities:
Acquisition of terminated license agreement in exchange
for liability due Licensor of license agreement	$-	$-	$500,000
Issuance of 15,000,000 shares of common
stock for future services	$975,000	$-	$975,000

See notes to consolidated financial statements

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Expressed in US Dollars)
(Unaudited)

1.	Nature of Operations

Rioridge Resources Corp. (the “Company”) was incorporated in the State of Nevada on November 13, 2007. On July 22, 2008, the Company changed its name to Neohydro Technologies Corp. From December 14, 2007 to September 20, 2008, the Company’s principal business was the acquisition and exploration of mineral resources. On September 22, 2008 (see Note 3), the Company entered into a licensing agreement and acquired the exclusive worldwide marketing, distribution and licensing rights to the Licensor’s water sterilization technology. On March 31, 2009, this License Agreement was terminated by the Licensor. On June 8, 2009 (see Note 9), the Company entered into a licensing agreement to market and sell in Canada an environmental fuel efficient turbo technology called Green Interactive Hybrid System (“GIHS”). On September 1, 2009, the Company incorporated Green Interactive Hybrid Technologies Canada Inc. “GIH Canada” in the Province of Alberta, Canada as a wholly owned subsidiary to better attract Canadian investment.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)	Interim Financial Information

The unaudited financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 and for the period November 13, 2007 (inception) to September 30, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months period ended September 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarters of the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

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

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Expressed in US Dollars)
(Unaudited)

2.      Summary of Significant Accounting Policies (continued)

c)	Financial Instruments and Fair Value Measures

Our financial instruments consist principally of cash and cash equivalents, accounts payable and accrued liabilities, due to related parties, and loan payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the fair value of our cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

d)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

d)	Recent Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 10.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Expressed in US Dollars)
(Unaudited)

3.	Terminated Licence Agreement Costs, Net

Terminated license agreement costs, net, consist of:

	September 30, 2009	December 31, 2008

Amount due Licensor	$–	$500,000
Less accumulated amortization	–	(1,096)
Less allowance for impairment	–	(498,904)

License agreement costs, net	$–	$–

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

The price for the license was $500,000. No due date for payment, or interest provisions, were specified in the agreement. In addition, the Company's majority stockholder and president transferred 14,560,000 shares of Company Common Stock to Themy, president of the Licensor. On September 10, 2008, Themy was appointed director of the Company. On September 22, 2008, Themy was appointed president of the Company.

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

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Expressed in US Dollars)
(Unaudited)

3.	Terminated license Agreement Costs, Net (continued)

On March 31, 2009 (see Note 7), the License Agreement was terminated by the Licensor due to the Company’s failure to comply with funding schedules set forth in the agreement.

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

4.	Related Party Balances/Transactions

 Due to related parties, which are non-interest bearing, unsecured, and have no specific terms of repayment, consist of:

	September 30, 2009	December 31, 2008
Due to former chief executive officer (from November 13, 2007 to September 22,2008)
for advances and expenses paid on behalf of the Company	$21, 123	$16,520
Due to current chief executive officer (from June 8, 2009):
Unpaid management fees	40,000	-
Advances and expenses paid on behalf of the Company	5,828	-
Due to significant stockholder (from June 8, 2009):
Unpaid consulting fees	5,100	-
Advances and expenses paid on behalf of the Company	8,300	-
Total	$$80,351	$16,520

For the period November 13, 2007 (inception) to September 22, 2008, the former chief executive officer of the Company donated services (valued at $750 per month) to the Company.

For the nine months ended September 30, 2009, the Company accrued $75,000 in management fees expense for services provided by its current chief executive officer (from June 8, 2009). On July 30, 2009, $35,000 of these fees was paid on behalf of the Company by a private company (see Note 5).

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Expressed in US Dollars)
(Unaudited)

5.     Loan payable

On July 30, 2009, the Company entered into a loan agreement with a private company (“Lender”). Pursuant to the terms of the loan agreement, the Lender paid $35,000 on behalf of the Company to the Company’s current chief executive officer (from June 8, 2009) for management fees due him (see Note 4). The loan is non-interest bearing, and due in full on March 1, 2010. The loan can be cancelled upon the conversion of the loan into shares by the Lender.

6.     Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2008	250,000	$0.40

Issued	–	–

Balance – September 30, 2009	250,000	$0.40

As at September 30, 2009, the following common share purchase warrants were outstanding:

Description	Number of Warrants	Exercise Price	Expiration Date

Issued September 23, 2008	250,000	$0.40	September 23, 2011

Total	250,000

7.	Discontinued Operations

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

The gain on disposal of discontinued operations relating to the water sterilization operations for the nine months ended September 30, 2009 is summarized as follows:

Discharge of amount due to Licensor of terminated license agreement	$ 500,000
Discharge of accounts payable and accrued liabilities	18,177

Total	$ 518,177

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Expressed in US Dollars)
(Unaudited)

7.       Discontinued Operations (continued)

The results of operations of discontinued operations (relating to mineral exploration operations for the period December 14, 2007 to September 20, 2008 and water sterilization operations from September 22, 2008 to March 31, 2009) are summarized as follows:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,	Period from November 13, 2007 (Date of Inception) to September 30,
	2009	2008	2009	2008	2009

Revenue	$–	$–	$–	$–	$–

Costs and expenses
Amortization of license agreement costs	–	1,096	–	1,096	1,096
Impairment of license agreement costs	–	498,904	–	498,904	498,904
General and administrative	–	26,120	55,510	57,979	219,809

Total costs and expenses	–	526,120	55,510	557,979	719,809

Net Loss	$–	$(526,120)	$(55,510)	$(557,979)	$(719,809)

8.	Income Taxes

No provisions for income taxes have been recorded in the periods presented since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $105,456 at September 30, 2009 (December 31, 2008 - $53,684) attributable to the future utilization of the net operating loss carry-forward of $310,164 at September 30, 2009 (December 31, 2008 - $157,895) will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $310,164 net operating loss carry-forward expires $25,292 in year 2027, $132,603 in year 2028, and $152,269 in year 2029.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The components of the net deferred income tax assets consist of:

	September 30, 2009	December 31, 2008

Net operating loss carry-forward	$105,456	$53,684

Valuation allowance	(105,456)	(53,684)

Net deferred income tax assets	$–	$–

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Expressed in US Dollars)
(Unaudited)

8.	Income Taxes (continued)

Expected income tax expense (benefit) computed by applying the U.S. statutory income tax rate of 34% to pre-tax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	Nine Months Ended
	September 30, 2009	September 30, 2008

Expected income tax expense (benefit) at 34%	$(66,311)	$(189,713)
Non-taxable portion of gain on disposal of discontinued operations	(169,627)	–
Non-deductible stock-based compensation	184,166	–
Non-deductible provision for impairment of license agreement costs	–	169,627
Non-deductible donated services	–	2,040

Change in valuation allowance	51,772	18,046

Provision for (benefit from) income taxes	$–	$–

9.	Commitments and Contingencies

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

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Expressed in US Dollars)
(Unaudited)

9.       Commitments and Contingencies (continued)

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

On June 8, 2009, Kulcheski was appointed chief executive officer, chief financial officer and director of the Company.

10.	Subsequent Events

a)
On October 1, 2009, the Company completed a private placement of its common stock pursuant to Regulation S of the Securities Act of 1933 (the “Act”).  500,000 units were sold to one corporation at a price of $0.20 per unit for $100,000 proceeds.   Each unit consisted of one share of common stock; one series A warrant; and one series B warrant.  Each series A warrant is convertible into one share of common stock at a conversion price of $0.10 per warrant and each series B warrant is convertible into one share of common stock at a conversion price of $0.08 per warrant.  The series A warrants are exercisable for a period of 36 months from October 1, 2009 and the series B warrants are exercisable for a period of 48 months from October 1, 2009. The transaction took place outside the United States of America and the purchaser was a non-US corporation as defined in Regulation S of the Act.

b)
The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

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

    We own a 100% interest in a Mineral Claim located in Clark County, Nevada, in consideration for $6,500. The claim is registered in the name of the company. The claim has not been renewed for an additional year and the Company has allowed the claim to  expire on August 31, 2009.

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

    Neohydro’s licensed technology can be used in a variety of applications, which include commercial fleets of industrial vehicles and trucks, limousine and fleet vehicles, and marine crafts.

Manufacturing& Assembly

    The patented STS turbo device are not manufactured by the Company.  The units are purchased directly from Genes Vettes of  Lynden, Washington and then are combined with the proprietary remote tuning software and together the GIHS is assembled.  Currently all testing and retrofitting of any vehicles of the GIHS are been done by Gene Vettes, the Licensor of the technology.  However, there are still future plans to establish an upfitting facility in Calgary, Alberta for the installation of the GIHS in new fleet vehicles as well as individual new consumer vehicles. The vehicles will be tuned remotely over the internet by the licensors head office over the internet with the licensors proprietary software. As the company expands more upfitting centers are envisioned to be located in major centers across the country. If the company is successful in raising additional capital, it will seek to purchase equipment it will require such as dynamometers, hoists, tools, hydraulic equipment, computers, and standard garage equipment.

    We anticipate spending monies for capital expenditures only for the retrofitting of a demonstration model in order to have a demonstration model available for customers in the Canadian market.  At this point our market is limited to GM vehicles models fitted with the 5.3 liter V8 only Such as Silverado, Sierra and Avalanche trucks, Suburban, Yukon and Tahoe SUV’s, GM and Chevy vans as well as Corvettes.

Marketing

    We are attempting to increase its customer base through advertising and marketing and aggressively promote the demonstration vehicle.

    We plan on marketing  the licensed technology through trade shows, investment forums, and through demonstrations in the field. We are currently only allowed to market the licensed technology in the Canadian markets. We also promote the licensed technology through local car shows, our website at www.neohydrotechnology.com and through trade magazines, and newspapers.

Patents and Trademarks

    We own no patents or trademarks, as the technology is a trade secret and Licensed from Genes Vettes.

License

    We acquired a license to the Canadian rights from Genes Vettes of Lynden, a Washington corporation (“Licensor”) to be formed wherein Licensor granted to the Company an exclusive license covering the territory of Canada and other such territories that shall be mutually agreed upon and the right to market and sell an environmental fuel efficient turbo technology called Green Interactive Hybrid System (“GIHS”).  The term of the license is three years with automatic subsequent renewals subject to the following:

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

Operations

    We have no revenues in the periods ended September, 2009 and 2008.  In the nine month periods ended September 30, 2009 and 2008, we incurred net losses of $195,031  and $579,979.  From November 13, 2007 (inception date) to September 30, 2009 we incurred a net loss of $859,330.

    General and administrative expenses relating to discontinued operations increased for the nine months ended September 30, 2009 to approximately $116,032 from approximately $0 for the nine month period ended September 30, 2008. The increase of $116,032  was primarily due to increased legal and accounting, which related to the discontinued operations of our mining interests and the termination of our license for the industrial waste water system.

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

    The gain on disposal of discontinued operations relating to the water sterilization operations for the nine months ended September 30, 2009 is summarized as follows:

Discharge of amount due to Licensor of license agreement	$ 500,000
Discharge of accounts payable and accrued liabilities	18,177
Total	$ 518,177

    The results of operations of discontinued operations (relating to mineral exploration operations for the period December 14, 2007 to September 20, 2008 and water sterilization operations from September 22, 2008 to September 30, 2009) are summarized as follows:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,	Period from November 13, 2007 (Date of Inception) to September 30,
	2009	2008	2009	2008	2009

Revenue	$ –	$ –	$ –	$ –	$ –

Costs and expenses
Amortization of licence agreement costs	–	1,096	–	1,096	1,096
Impairment of licence agreement costs	–	498,904	–	498.904	498,904
General and administrative	–	26,120	55,510	57,979	219,809
Total costs and expenses	–	526,120	55,510	579,979	719,809
Net Loss	$ –	$ (526,120)	$(55,510)	$(579,979)	$ (719,809)

    On September 1, 2009 we incorporated Green Interactive Hybrid Technologies Canada Inc. (GIH Technologies) in the Province of Alberta, Canada as a wholly owned subsidiary to better attract Canadian investment and as its primary location and focus.

    The positive environmental and economic benefits of the company’s products open the opportunity for the company to apply for a variety of governmental grants, both provincial and federal.  These grants range from development capital at extremely favorable loan rates, to outright grant capital for development and subsequent production.  Grant capital focuses on the furthering of green concepts and applications that, now and in the future, will result in significant increase in fuel efficiency, while reducing the carbon footprint.  The high price of fossil fuel has brought to light the need for not only conservation, but also technologies that create efficiency of operation leading to direct fuel savings and decreased pollution.

    It is the Company’s intention to establish an R&D facility in Calgary to further the development of the company’s products and to benefit from government funding for R&D initiatives. The focus of the Company’s R&D will be to adapt the GIHS to other engine platforms, i.e. Light duty diesel trucks, stationary gas and diesel engines for the production of electricity and air compression, to aid the lucrative and demanding oil and gas arena, and marine engines, resulting in the same remarkable benefits in power, fuel economy with significant reduction in fossil fuel pollutants.

    On October 1, 2009, we completed a private placement of our common stock pursuant to Regulation S of the Securities Act of 1933 (the “Act”).  We sold 500,000 units to one corporation and raised $100,000.   Each unit consisted of one share of common stock; one series A warrant; and, one series B warrant.  Each series A warrant is convertible into one share of common stock at a conversion price of $0.10 per warrant and each series B warrant is convertible into one share of common stock at a conversion price of $0.08 per warrant.  The series A warrants are exercisable for a period of 36 months from October 1, 2009 and the series B warrants are exercisable for a period of 48 months from October 1, 2009.   The transaction took place outside the United States of America and the purchaser was a non-US corporation as defined in Regulation S of the Act.

Milestones

    We have one milestone for the next twelve months. It is to sell a sufficient number of GIHS systems to generate revenues in order to operate profitably.

    Other milestones are as follows:

1. Raise additional capital by the end of December 31, 2009.

2. We plan on changing our company name to better reflect our business.

3. Apply and obtain for government grants and subsidies through the Canadian Subsidiary Company in the next 90 days.

4. Purchase the first demonstration GIHS system by the end of December 31, 2009.

5. Sell 3 GIHS systems by the end of December 31, 2009.

6. Establish a partnership or joint venture with a dealership in Alberta who will supply vehicles at fleet prices.

7.  Begin R&D development through the Canadian Subsidiary Company on the GIHS, in order for the system to be compatible with other vehicle platforms.

    We have nominal cash at the present time and cannot operate until we raise additional capital.

Limited Operating History; Need for Additional Capital

    There is no historical financial information about us upon which to base an evaluation of our performance. We have just completed our first quarter of our current operations as a company focused on “Green” technologies in the automotive, transportation, power generation, and, focused initially on the light -duty trucking industry and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the sales cycle and manufacturing, and possible cost overruns due to price and cost increases in raw materials.

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

From Inception on November 13, 2007

    The Company acquired the Rio Lode Claim, which was located on November 24, 2007 and filed on December 7, 2007 in the Clark County recorder’s office in Las Vegas as File 081, Page 0010 in the official records book No. T20070212450.   The Rio Lode Claim is located within Section 6, Township 25-S, Range 58-E, in the Yellow Pine Mining District of Clark County, Nevada.  Since then the claims have been renewed until August 31, 2009.  Accordingly, we have not conducted any work on the property and we have terminated our mining operations.

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

    On October 1, 2009, we completed a private placement of our common stock pursuant to Regulation S of the Securities Act of 1933 (the “Act”). We sold 500,000 units to one corporation and raised $100,000. Each unit consisted of one share of common stock; one series A warrant; and, one series B warrant. Each series A warrant is convertible into one share of common stock at a conversion price of $0.10 per warrant and each series B warrant is convertible into one share of common stock at a conversion price of $0.08 per warrant. The series A warrants are exercisable for a period of 36 months from October 1, 2009 and the series B warrants are exercisable for a period of 48 months from October 1, 2009. The transaction took place outside the United States of America and the purchaser was a non-US corporation as defined in Regulation S of the Act.

Liquidity and Capital Resources

    We do not have sufficient funds to operate. Future operating activities are expected to be funded by loans from our officers and directors.

    We owned a 100% interest in a Mineral Claim located in Clark County, Nevada, in consideration for $6,500. The claim is registered in the name of the company.  The claim has not been renewed and the claim  expired on August 31, 2009.

    In November, 2007,  we issued 40,000,000 shares of common stock to our sole officer and director, Venugopal Rao Balla, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933.  The purchase price of the shares was $5,000.  This was accounted for as an acquisition of shares.  Venugopal Rao Balla covered some of our initial expenses by paying $125.00 for incorporation documents and $2,634.63 website support and operation costs.  The amount owed to Mr. Balla  is non-interest bearing, unsecured and due on demand.  Further the agreement with Mr. Balla is oral and there is no written document evidencing the agreement.

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

    As of September 30, 2009, our total assets were $433,391 and our total liabilities were $174,221.

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

Results of Activities

From Inception on November 13, 2007 to September 30, 2009

    We acquired 100% interest in a mineral claim located in Clark County, Nevada.  We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. The claim is registered in the name of the company.  The claim has not been renewed for an additional year and has  expired on August 31, 2009.  We have discontinued our mining operations.

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

    On October 1, 2009, we completed a private placement of our common stock pursuant to Regulation S of the Securities Act of 1933 (the “Act”). We sold 500,000 units to one corporation and raised $100,000. Each unit consisted of one share of common stock; one series A warrant; and, one series B warrant. Each series A warrant is convertible into one share of common stock at a conversion price of $0.10 per warrant and each series B warrant is convertible into one share of common stock at a conversion price of $0.08 per warrant. The series A warrants are exercisable for a period of 36 months from October 1, 2009 and the series B warrants are exercisable for a period of 48 months from October 1, 2009. The transaction took place outside the United States of America and the purchaser was a non-US corporation as defined in Regulation S of the Act.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

    Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective even though we failed to file the March 31, 2009 Form 10-Q in a timely manner.  We failed to file this Form 10-Q in a timely manner as a result of the termination of the License agreement by Neohydro Corp on March 31, 2009.  Thus, we were left with no management to complete the Form 10-Q in a timely fashion.  We believe the foregoing will not occur in the future.  As a result, we have not made any changes to our disclosure controls and procedures;  Further, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of November, 2009.

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