Form 10-K
period 2009-12-31
Neohydro Technologies Corp.
filed 2010-04-15
CIK 1428816

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

Commission file number 000-53669

NEOHYDRO TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

200 Centennial Avenue
Suite 200
Piscataway, New Jersey 08854
 (Address of principal executive offices, including zip code.)

(877) 241-0265
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 73,490,000 as of June 30, 2009.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2009: $0.05.

TABLE OF CONTENTS

PART I	Page

Item 1. Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.

PART II

Item 5. Market For Common Stock and Related Stockholder Matters.
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

PART III

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions, and Director Independence

PART IV

Item 14. Principal Accountant Fees and Services.
Item 15. Exhibits, Financial Statement Schedules.

PART I

ITEM 1.                      BUSINESS

General

We were incorporated in the State of Nevada on November 13, 2007. We were engaged in the acquisition and exploration of mining properties and then we were engaged in the industrial waste water business. Now we are focused on “Green” technologies in the automotive, transportation, and power generation, focused initially on the light and heavy-duty trucking industry. We maintain our statutory registered industries agent's office at National Registered Agents, Inc. of NV, 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office is located at 200 Centennial Avenue, Suite 200, Piscataway, New Jersey 08854. Our telephone number is 732-377-2063.  This is our mailing address as well.

We have no revenues, have accumulated losses since inception, we have limited  operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officer and director to fund operations.

Background

The Company acquired the Rio Lode Claim, which was located on November 24, 2007 and filed on December 7, 2007 in the Clark County recorder’s office in Las Vegas as File 081, Page 0010 in the official records book No. T20070212450.   The Rio Lode Claim is located within Section 6, Township 25-S, Range 58-E, in the Yellow Pine Mining District of Clark County, Nevada.  Since then the claims were  renewed until August 31, 2009 and were allowed to expire.  Accordingly, we have not conducted any work on the property and  terminated our mining operations altogether.

On March 31, 2009, Neohydro Corp. terminated its licensing agreement with us as a result of our failure to comply with the funding schedule set out in Section 3.2 of the Licensing Agreement.  On September 25, 2008 we reported in our Form 8-K that on September 22, 2008, we entered into a licensing agreement with Neohydro Corp., a Nevada corporation located in Houston Texas (“Neohydro Corp.”) and Dean Themy (“Themy”) whereby we were granted the exclusive worldwide marketing, distribution and distribution rights, along with patent and intellectual rights, to the Licensor's water sterilization technology for the treatment of industrial waste water in industries such as the oil and gas industry. Licensor reserved the sole and exclusive right to manufacture the Licensed Products.

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

Also on June 8, 2009, the Company entered into a fee agreement with Michael Kulcheski and Harry Gelbard wherein the Company agreed to issue Kulcheski 9,000,000 restricted shares of common stock and Gelbard 6,000,000 restricted shares of common stock in consideration of Kulcheski and Gelbard using reasonable commercial efforts to sell, market, distribute, and manufacture the GIHS license granted to the Company by the GIHS Licensor and to manage the development of our technology.

On September 1, 2009, the Company incorporated Green Interactive Hybrid Technologies Canada Inc. “GIH Canada” in the Province of Alberta, Canada as a wholly owned subsidiary to better attract Canadian investment.

        On November 23, 2009 the License Agreement signed on June 8, 2009 was amended to reflect the following changes:

1)	To purchase and have operational One Demonstration Unit by June 30, 2010.
2)	To sell at least 3 units by December 31, 2010.
3)	To sell at least 25 units by December 31, 2011.
4)	To sell at least 200 units by December 31, 2012.
5)	To sell at least 500 units by December 31, 2013.

        In addition to this change the License was amended to include the Licensor granting to the Licensee an exclusive license during the Term of this Agreement to include the territories of the European Union and Scandinavia.

        All other provisions of the Agreement dated the 8th day of June 2009 shall remain in full force and effect.

General

We are a Company specializing in the marketing, distribution and licensing of systems for the Green Interactive Hybrid System™ (GIHS). Neohydro is a Technology Company focused on “Green” technologies in the automotive, transportation, and power generation, focused initially on the light duty trucking industry.  Neohydro has licensed a unique patented turbo hybrid system. This revolutionary Green Interactive Hybrid System™, the GIHS process, is the combination of the patented STS turbo device and the remote tuning proprietary software, which together creates more horsepower and greater engine efficiency.  This license of the Green Interactive Hybrid System™ is proven to cause an engine to operate with less effort, less fuel consumption, and enhanced power.  In addition, advanced tuning methods significantly decrease harmful emissions. Thus, increasing engine life as well as adding obvious economic benefits, and enhanced horsepower to many significantly underpowered vehicles, such as limousines and fleet vehicles where incremental cost for larger engines may not be an economically viable option. Advanced tuning methods also significantly decrease harmful emissions. In the case of most technological enhancements with vehicles, there are significant concerns about negating existing factory warranty protection.  At present the Company’s technology is only engineered for one automobile manufacturer where it does not void the manufacturer’s warranty.  However, plans are underway to engineer the technology to include other manufacturers as well.

Neohydro’s licensed technology can be used in a variety of applications, which include commercial fleets of industrial vehicles and trucks, limousine and fleet vehicles, and marine crafts.

Manufacturing& Assembly

The patented STS turbo device is not manufactured by the Company.  The units are purchased directly from Genes Vettes of  Lynden, Washington and then are combined with the proprietary remote tuning software and together the GIHS is assembled.  Currently all testing and retrofitting of any vehicles of the GIHS are been done by Gene Vettes, the Licensor of the technology.  However, there are still future plans to establish an upfitting facility in Calgary, Alberta for the installation of the GIHS in new fleet vehicles as well as individual new consumer vehicles. The vehicles will be tuned remotely by the licensors head office over the internet with the licensors proprietary software. As the company expands more upfitting centers are envisioned to be located in major centers across the country. If the company is successful in raising additional capital, it will seek to purchase equipment it will require such as dynamometers, hoists, tools, hydraulic equipment, computers, and standard garage equipment.

We anticipate spending monies for capital expenditures only for the retrofitting of a demonstration model in order to have a demonstration model available for customers in the Canadian market.  At this point our market is limited to GM vehicle models fitted with the 5.3 liter V8 such as Silverado, Sierra and Avalanche trucks, Suburban, Yukon and Tahoe SUV’s, GM and Chevy vans as well as Corvettes.

Marketing

We are attempting to increase our customer base through advertising and marketing and aggressively promote the demonstration vehicle.

We plan on marketing  the licensed technology through trade shows, investment forums, and through demonstrations in the field. We are currently only allowed to market the licensed technology in the Canadian markets. We also promote the licensed technology through local car shows, our website at www.neohydrotechnology.com and through trade magazines, and newspapers.

Patents and Trademarks

We do not own any patents or trademarks, as the technology is a trade secret and is Licensed from Genes Vettes.

        We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans. Currently, we do not intend to acquire other interests in any other business. Our business plan is solely to market and distribute “Green” technologies in the automotive, transportation, and power generation industries, focused initially on the light and heavy-duty trucking industry. Neohydro’s licensed patented turbo hybrid system, the Green Interactive Hybrid System™ is proven to assist an engine to operate more efficiently, with less effort, less fuel consumption, and enhanced horsepower. Thus increasing engine life as well as adding obvious economic benefits, and enhanced horsepower to many significantly underpowered vehicles, such as limousines and fleet vehicles where incremental cost for larger engines may not be an economically viable option. Advanced tuning methods also significantly decrease harmful emissions. In the case of most technological enhancements with vehicles, there are significant concerns about negating existing factory warranty protection. At present the Company’s technology is only engineered for one automobile manufacturer where it does not void the manufacturer’s warranty.

Employees

We currently have no employees other than our sole officer and director. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees.

Our Office

Our office is located at 200 Centennial Avenue, Suite 200, Piscataway, New Jersey 08854. Our telephone number is (877) 241-0265.    We lease the office from Office NJ of Piscataway on a month to month basis.  Our monthly rental is $119.

ITEM 1A.                  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Claim

                We own no properties.  The mining claim we previously owned has expired.

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

Fiscal Year
2010	High Bid	Low Bid
First Quarter 01-01-10 to 03-31-10	$0.06	$0.018
Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter 10-01-09 to 12-31-09	$0.36	$0.05
Third Quarter 7-01-09 to 9-30-09	$0.45	$0.15
Second Quarter 4-01-09 to 6-30-09	$0.20	$0.09
First Quarter 1-01-09 to 3-31-09	$0.33	$0.13

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter 10-01-08 to 12-31-08	$0.45	$0.17
Third Quarter 7-01-08 to 9-30-08	$0.80	$0.60
Second Quarter 4-01-08 to 6-30-08	$1.01	$0.60
First Quarter 1-01-08 to 3-31-08	$0.00	$0.00

Holders

As of December 31, 2009, we had approximately 8 shareholders of record of our common stock.

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

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements

                This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

                We are a Development Stage Company, focused on  “Green” technologies in the automotive, transportation, and power generation industries, and, focused initially on the light -duty trucking industry, but we have not yet generated or realized any revenues from our business activities.  Neohydro has licensed a unique patented turbo hybrid system. This revolutionary Green Interactive Hybrid System™ is proven to assist an engine to operate more efficiently, with less effort, less fuel consumption, and enhanced horsepower. Thus increasing engine life as well as adding obvious economic benefits, and enhanced horsepower to many significantly underpowered vehicles, such as limousines and fleet vehicles where incremental cost for larger engines may not be an economically viable option. Advanced tuning methods also significantly decrease harmful emissions. In the case of most technological enhancements with vehicles, there are significant concerns about negating existing factory warranty protection. At present the Company’s technology is only engineered for one automobile manufacture where it does not void the manufacturer’s warranty.

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

On November 23, 2009 the licensor granted a six month extension to the terms of the License Agreement and added Europe and Scandinavia to the company’s territory by way of a duly executed Amendment to the License Agreement. The amended terms are as follows:

1.	The Company must purchase and have operational one demonstration GIHS by June 30, 2010.
2.	The Company must sell at least three GIHS units by December 31, 2010.
3.	The Company must sell at least twenty-five GIHS units by December 31, 2011.
4.	The Company must sell at least two hundred GIHS units by December 31, 2012.
5.	The Company must sell at least five hundred GIHS units by December 31, 2013.

All other provisions of the Agreement dated the 8th day of June 2009 remain in full force and effect.

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

We no longer own a 100% interest in a Mineral Claim located in Clark County, Nevada.   The claim was registered in the name of the company. The claim has not been renewed for an additional year and the Company allowed the claim to  expire on August 31, 2009.

We lease our office space. We do not intend to hire additional employees at this time other than occasional temporary office staff as needed from time to time to assist in market research.

Operations

We have no revenues in the periods ended December 31, 2009 and 2008.  In the twelve month periods ended December 31, 2009 and 2008, we incurred net losses of $(205,919) and $(637,507).  From November 13, 2007 (inception date) to December 31, 2009 we incurred a net loss of $(870,218).

General and administrative expenses relating to discontinued operations increased for the twelve months ended December 31, 2009 to approximately $178,872 from approximately $0.00 for the twelve month period ended December 31, 2008. The increase of $178,872  was primarily due to increased legal and accounting, and is also related to the discontinued operations of our terminated  license for the industrial waste water system.

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

The Company initially capitalized the $500,000 license agreement cost and recorded amortization expense of $1,096 for the period September 22, 2008 to September 30, 2008 (using the straight line method over the estimated 10 year economic life of the agreement). As at September 30, 2008, the Company reviewed the remaining $498,904 carrying value of the license agreement costs for potential impairment. Considering all facts and circumstances, the Company concluded that it was not more likely than not that any of the $498,904 carrying cost were recoverable. Accordingly, the Company expensed a $498,904 provision for impairment of license agreement costs at September 30, 2008 and reduced the license agreement costs, net, to $0.

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

The gain on disposal of discontinued operations relating to the water sterilization operations for the twelve  months ended December 31, 2009 is summarized as follows:

Discharge of accounts payable and accrued liabilities	$ 18,177

Total	$ 18,177

The results of operations of discontinued operations (relating to mineral exploration operations for the period December 14, 2007 to September 20, 2008 and water sterilization operations from September 22, 2008 to March 31, 2009 are summarized as follows:

	For the Year Ended December 31,	For the Year Ended December 31,	Period from November 13, 2007 (Date of Inception) to December 31,
	2009	2008	2009

Revenue	$ –	$ –	$ –

Costs and expenses
Amortization of licence agreement costs	–	1,096	1,096
Impairment of licence agreement costs	–	498,904	498,904
General and administrative	55,510	137,507	219,809

Total costs and expenses	55,510	637,507	719,809

Net Loss	$ (55,510)	$ (637,507)	$ (719,809)

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

                Other milestones are as follows:

                1. Raise additional capital by the end of May 31, 2010.

                2. We plan on changing our company name to better reflect our business.

3. Apply and obtain government grants and subsidies through the Canadian Subsidiary Company in the next 90 days.

4. Purchase the first demonstration GIHS system by the end of June 30, 2010.

5. Sell 3 GIHS systems by the end of December 31, 2010.

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

On November 23, 2009 the licensor granted a six month extension to the terms of the License Agreement and added Europe and Scandinavia to the company’s territory by way of a duly executed Amendment to the License Agreement. The amended terms are as follows:

1.	The Company must purchase and have operational one demonstration GIHS by June 30, 2010.
2.	The Company must sell at least three GIHS units by December 31, 2010.
3.	The Company must sell at least twenty-five GIHS units by December 31, 2011.
4.	The Company must sell at least two hundred GIHS units by December 31, 2012.
5.	The Company must sell at least five hundred GIHS units by December 31, 2013.
        All other provisions of the Agreement dated the 8th day of June 2009 shall  remain in full force and effect.

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

                We owned a 100% interest in a Mineral Claim located in Clark County, Nevada, in consideration for $6,500. The claim was registered in the name of the company.  The claim has not been renewed and the claim expired on August 31, 2009.

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

                As of December 31, 2009, our total assets were $39,118 and our total liabilities were $165,836.

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

Recent accounting pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

ITEM 7A.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Neohydro Technologies Corp.
(A Development Stage Company)
December 31, 2009

                                                                                                                                                                                         Index

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS ..................................................F–1

CONSOLIDATD FINANCIAL STATEMENTS

Consolidated Balance Sheets ......................................................................................................................................F–3

Consolidated Statements of Operations ....................................................................................................................F–4

Consolidated Statements of Stockholders’ Equity (Deficit) ...................................................................................F–5

Consolidated Statements of Cash Flows ...................................................................................................................F–6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ................................................................................F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Neohydro Technologies Corp.
(A Development Stage Company)
Piscataway, New Jersey

We have audited the accompanying consolidated balance sheet of Neohydro Technologies Corp. (A Development Stage Company) (the “Company”), as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and for the period from November 13, 2007 (Date of Inception) to December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements for the period from November 13, 2007 (Date of Inception) to December 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those consolidated financial statements. The consolidated financial statements for the period from November 13, 2007 (Date of Inception) to December 31, 2008 include total revenues of $-0- and a net loss of $637,507, respectively. Our opinion on the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the period from November 13, 2007 (Date of Inception) to December 31, 2009, insofar as it relates to amounts from November 13, 2007 (Date of Inception) to December 31, 2008, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neohydro Technologies Corp. as of December 31, 2009 and the consolidated results of their operations and their consolidated cash flows for the year then ended and for the period from November 13, 2007 (Date of Inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated revenues since inception, has never paid dividends and is unlikely generate earnings in the immediate or foreseeable future. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GBH CPA’s, PC
www.gbhcpas.com
Houston, Texas
April 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Neohydro Technologies Corp.

I have audited the accompanying balance sheet of Neohydro Technologies Corp. (the “Company”), a development stage company, as of December 31, 2008 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neohydro Technologies Corp. as of December 31, 2008 and the results of its operations and cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States.

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

MICHAEL T. STUDER CPA  P.C.
Michael T. Studer CPA P.C.

Freeport, New York
April 27, 2009

F-2

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	December 31,	December 31,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$39,118	$2,268
Prepaid expenses	-	25,295
Total current assets	39,118	27,563
License agreement costs, net of accumulated amortization and allowance
for impairment of $500,000 (Note 3)	-	-
Total Assets	$39,118	$27,563

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	66,074	31,842
Due to related party (Note 4)	25,048	16,520
Loan payable (Note 5)	35,000	-
Convertible note, less unamortized discount of $31,893 (2008 - $Nil) (Note 6)	18,107	-
Derivative liability (Note 6)	21,607	-
Amount due Licensor of terminated license agreement (Note 3)	-	500,000
Total current liabilities	165,836	548,362

Commitments	-	-
Stockholders' Deficit
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 800,000,000 shares,
58,990,000 and 73,050,000 shares issued and outstanding	590	731
Additional paid-in capital	742,910	142,769
Deficit accumulated during the development stage	(870,218)	(664,299)
Total stockholders' deficit	(126,718)	(520,799)
Total Liabilities and Stockholders' Deficit	$39,118	$27,563

See notes to financial statements

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

	For the year ended December 31, 2009	For the year ended December 31, 2008	Period from November 13, 2007 (Date of Inception) to December 31, 2009

Revenue	$-	$-	$-

Costs and expenses
General and administrative	178,872	-	178,872
Operating Loss	(178,872)	-	(178,872)

Other Income (Expense)
Accretion of discount on convertible note	(4,096)	-	(4,096)
Gain on change in fair value of conversion feature	14,382	-	14,382
Total other income	10,286	-	10,286
Loss from continuing operations	(168,586)	-	(168,586)

Discontinued operations (Note 9)
Gain on disposal of discontinued operations	18,177	-	18,177
Operations	(55,510)	(637,507)	(719,809)
Total loss from discontinued operations	(37,333)	(637,507)	(701,632)

Net Loss	$(205,919)	$(637,507)	$(870,218)

Net loss per share - Basic and Diluted:

Loss from continuing operations	$(0.00)	$-
Discontinued operations	(0.00)	(0.01)
Net loss	$(0.00)	$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	63,003,000	72,959,000

See notes to financial statements

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period November 13, 2007 (Inception) to December 31, 2009
(Expressed in US Dollars)

	Common Stock, $0.00001 par value		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Common shares sold for cash at $0.000125 per share	40,000,000	$400	$4,600	$-	$5,000
Common shares sold for cash at $0.00125 per share	32,800,000	328	40,672	-	41,000
Donated services	-	-	1,500	-	1,500
Net Loss	-	-	-	(26,792)	(26,792)
Balance - December 31, 2007	72,800,000	728	46,772	(26,792)	20,708

Common shares sold for cash at $0.40 per unit, less costs of $10,000	250,000	3	89,997	-	90,000
Donated services	-	-	6,000	-	6,000
Net Loss	-	-	-	(637,507)	(637,507)
Balance - December 31, 2008	73,050,000	731	142,769	(664,299)	(520,799)

Common shares returned and cancelled (Note 3)	(14,560,000)	(146)	146	-	-
Common shares issued for cash at $0.20 per unit	500,000	5	99,995	-	100,000
Donated capital - amount due licensor			500,000		500,000
Net Loss	-	-	-	(205,919)	(205,919)
Balance - December 31, 2009	58,990,000	$590	$742,910	$(870,218)	$(126,718)

See notes to financial statements

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	For the year ended December 31, 2009	For the year ended December 31, 2008	Period from November 13, 2007 (Date of Inception) to December 31, 2009
Cash Flows from Operating Activities
Net income (loss)	$(205,919)	$(637,507)	$(870,218)
Adjustments to reconcile net income (loss) to net cash used
for operating activities:
Donated services	-	6,000	7,500
Impairment of mineral property acquisition costs	-	-	6,500
Amortization of terminated license agreement costs	-	1,096	1,096
Impairment of terminated license agreement costs	-	498,904	498,904
Gain on disposal of discontinued operations	(18,177)	-	(18,177)
Gain on re-valuation of derivative liability	(14,382)	-	(14,382)
Accretion of debt discount	4,096	-	4,096
Change in operating assets and liabilities:
Prepaid expenses	25,295	(25,058)	-
Accounts payable and accrued liabilities	52,409	31,842	84,251
Net cash used for operating activities	(156,678)	(124,723)	(300,430)
Cash Flows from Investing Activities
Mineral property acquisition costs	-	-	(6,500)
Net cash used for investing activities	-	-	(6,500)
Cash Flows from Financing Activities
Proceeds from sales of common stock - net	100,000	90,000	236,000
Increase (decrease) in amount due to related party	8,528	16,395	25,048
Proceeds from convertible note	50,000	-	50,000
Increase (decrease) in loan payable	35,000	-	35,000
Net cash provided by financing activities	193,528	106,395	346,048
Increase (Decrease) in cash	36,850	(18,328)	39,118
Cash - beginning of period	2,268	20,596	-
Cash - end of period	$39,118	$2,268	$39,118

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non cash investing and financing activities:
Acquisition of license agreement in exchange
for liability due Licensor of license agreement	$-	$500,000	$500,000
Contribution of amount due Licensor of
terminated license agreement	$500,000	$-	$-

See notes to financial statements

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
 (Expressed in US Dollars)

1.	Nature of Operations

Neohydro Technologies Corp. (the “Company”) was incorporated in the State of Nevada on November 13, 2007 as Rioridge Resources Corp. On July 22, 2008, the Company changed its name to Neohydro Technologies Corp. From December 14, 2007 to September 20, 2008, the Company’s principal business was the acquisition and exploration of mineral resources. On September 22, 2008 (see Note 3), the Company entered into a licensing agreement and acquired the exclusive worldwide marketing, distribution and licensing rights to water sterilization technology. On March 31, 2009, this license agreement was terminated by the licensor. On June 8, 2009 (see Note 11), the Company entered into a licensing agreement to market and sell in Canada an environmental fuel efficient turbo technology called Green Interactive Hybrid System (“GIHS”). On September 1, 2009, the Company incorporated Green Interactive Hybrid Technologies Canada Inc. “GIH Canada” in the Province of Alberta, Canada as a wholly owned subsidiary to better attract Canadian investment.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception, has never paid  dividends and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2009, the Company has a working capital deficit of $126,718 and has accumulated losses of $870,218 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)	Cash and Cash Equivalents

                The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
 (Expressed in US Dollars)

2.	Summary of Significant Accounting Policies (continued)

c)	Financial Instruments

Our financial instruments consist principally of cash, cash equivalents, due to related party, accounts payable, convertible note, and derivative liability. ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments establish a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

The fair value of the derivative instruments are determined based on “Level 2” inputs, which consist of quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair Value Hierarchy

The Company has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Financial assets and liabilities recorded on the condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 Financial assets and liabilities for which values are based on unadjusted quoted prices for identical assets or liabilities in an active market that management has the ability to access.

Level 2                     Financial assets and liabilities for which values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (commodity derivatives and interest rate swaps).

Level 3               Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company conducts a review of fair value hierarchy classifications on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
 (Expressed in US Dollars)

2.	Summary of Significant Accounting Policies (continued)

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2009.  These items are included in “derivative liability” on the consolidated balance sheet.
	Fair Value Measurements on a Recurring Basis
	December 31, 2009
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	-	$21,607	-	$21,607
Total liabilities at fair value	-	$21,607	-	$21,607

d)	Basic and Diluted Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and the if-converted method for convertible preferred stock. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2009, the Company has 2,399,425 (2008 – 250,000) potentially dilutive securities outstanding.

e)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
 (Expressed in US Dollars)

2.	Summary of Significant Accounting Policies (continued)

g)	Stock-based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505-50, Equity Based Payments to Non-Employees the Company accounts for share-based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

h)	Mineral Property Costs

The Company was in the exploration stage since its inception on November 13, 2007 to September 20, 2008 (see Note 1), and did not realize any revenues from these operations. It was primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs were expensed as incurred. Mineral property acquisition costs were initially capitalized when incurred. The Company assessed the carrying costs for impairment at each fiscal quarter end. When it is determined that a mineral property could be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs are amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs are charged to operations.

i)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

j)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

k)	Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
 (Expressed in US Dollars)

2.	Summary of Significant Accounting Policies (continued)

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Licence Agreement Costs, Net

License agreement costs, net, consist of:

	December 31, 2009	December 31, 2008

Amount due Licensor	$–	$500,000
Less accumulated amortization	–	(1,096)
Less allowance for impairment	–	(498,904)

License agreement costs, net	$–	$–

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

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
 (Expressed in US Dollars)

3.	Licence Agreement Costs, Net (continued)

The Company initially capitalized the $500,000 license agreement cost and recorded amortization expense of $1,096 for the period September 22, 2008 to September 30, 2008 (using the straight line method over the estimated 10 year economic life of the agreement). As at September 30, 2008, the Company reviewed the remaining $498,904 carrying value of the license agreement costs for potential impairment. Considering all facts and circumstances, the Company concluded that it was not more likely than not that any of the $498,904 carrying cost were recoverable. Accordingly, the Company expensed a $498,904 provision for impairment of license agreement costs at September 30, 2008 and reduced the license agreement costs, net, to $nil.

On March 31, 2009 (see Note 9), the License Agreement was terminated by the Licensor due to the Company’s failure to comply with funding schedules set forth in the agreement.

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

4.	Related Party Balances/Transactions

Due to related parties, which are non-interest bearing, unsecured, and have no specific terms of repayment, consist of:
	December 31, 2009	December 31, 2008
Due to former chief executive officer (from November 13, 2007 to September 22 ,2008)
for advances and expenses paid on behalf of the Company	$20,998	$16,520
Due to significant stockholder (from June 8, 2009):		-
Unpaid consulting fees	4,050	-
Total	$$25,048	$16,520

For the period November 13, 2007 (inception) to September 22, 2008, the former chief executive officer of the Company donated services (valued at $750 per month) to the Company.

For the year ended December 31, 2009, the Company accrued $75,000 in management fees expense for services provided by its current chief executive officer (from June 8, 2009). On July 30, 2009, $35,000 of these fees were paid on behalf of the Company by a private company (see Note 5).

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
 (Expressed in US Dollars)

5.     Loan Payable

On July 30, 2009, the Company entered into a loan agreement with a private company (“Lender”). Pursuant to the terms of the loan agreement, the Lender paid $35,000 on behalf of the Company to the Company’s current chief executive officer (from June 8, 2009) for management fees due him (see Note 4). The loan is non-interest bearing, and due in full on March 1, 2010. The loan can be cancelled upon the conversion of the loan into shares by the Lender. The loan was not repaid by the due date of March 1, 2010 and on April 9, 2010 a new agreement was signed (see Note 12).

6.     Convertible Note

On December 17, 2009, the Company entered into a convertible note agreement with a private company.  The Company received $50,000 which bears interest at 15% per annum and is due on March 31, 2010. Interest shall be payable on the note when the principal amount becomes due. The loan and any unpaid interest are convertible into shares of common stock at a conversion price which is the lesser of (a) $0.15 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion. The Company recognized the fair value of the embedded beneficial conversion feature of $35,989 as a derivative liability and reduced the carrying value of the convertible loan to $14,011.  The discount on the convertible loan will be accreted over the term of the convertible loan, increasing the carrying value to the face value of $50,000. As at December 31, 2009, the carrying value of the convertible debt was $18,107 and interest expense of $4,096 had been accreted.  The fair value of the derivative liability at December 31, 2009 was $21,607 and a gain of $14,382 was recorded on the change in the fair value of the derivative liability.

7.     Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2008	250,000	$0.40

Issued	1,000,000	$0.09

Balance – December 31, 2009	1,250,000	$0.15

The warrants issued during 2009 were in conjunction with the share issuance referred to in Note 8 (a). The Company determined the fair value of both the common stock and warrants as of the date the transactions were initially entered into. The fair value of the warrants was determined using the Black-Scholes method. The Company allocated the proceeds between the warrants and the stock based on the relative fair values as follows:

2009

Relative fair value of warrants	$76,747
Relative fair value of stock	$23,253

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
 (Expressed in US Dollars)

7.     Share Purchase Warrants (continued)

As at December 31, 2009, the following common share purchase warrants were outstanding:

Description	Number of Warrants	Exercise Price	Expiry Date

Issued September 23, 2008	250,000	$0.40	September 23, 2011
Issued October 1, 2009	500,000	$0.10	October 1, 2012
Issued October 1, 2009	500,000	$0.08	October 1, 2013

Total	1,250,000

8.     Common Stock

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

b)
On September 22, 2008, the president of the Company transferred 14,560,000 shares to Themy pursuant to the Licensing Agreement described in Note 3. In April 2009, Themy returned the 14,560,000 shares to the president of the Company (see note 3).

c)
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

9.     Discontinued Operations

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

The gain on disposal of discontinued operations relating to the water sterilization operations for the year ended December 31, 2009 of $18,177 was for the discharge of accounts payable and accrued liabilities.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
 (Expressed in US Dollars)

9.     Discontinued Operations (continued)

The results of operations of discontinued operations (relating to mineral exploration operations for the period December 14, 2007 to September 20, 2008 and water sterilization operations from September 22, 2008 to December 31, 2009) are summarized as follows:

	For the Year Ended December 31,	For the Year Ended December 31,	Period from November 13, 2007 (Date of Inception) to December 31,
	2009	2008	2009

Revenue	$ –	$ –	$ –

Costs and expenses
Amortization of licence agreement costs	–	1,096	1,096
Impairment of licence agreement costs	–	498,904	498,904
General and administrative	55,510	137,507	219,809

Total costs and expenses	55,510	637,507	719,809

Net Loss	$ (55,510)	$ (637,507)	$ (719,809)

10.           Income Taxes

No provisions for income taxes have been recorded in the periods presented since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $127,194 at December 31, 2009 (2008 - $53,684) attributable to the future utilization of the net operating loss carry-forward of $374,100 at December 31, 2009 (2008 - $157,895) will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $374,100 net operating loss carry-forward expires $25,292 in year 2027, $132,603 in year 2028, and $216,205 in year 2029.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The components of the net deferred income tax assets consist of:

	December 31, 2009	December 31, 2008

Net operating loss carry-forward	$127,194	$53,684

Valuation allowance	(127,194)	(53,684)

Net deferred income tax assets	$–	$–

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
 (Expressed in US Dollars)

10.           Income Taxes (continued)

   Expected income tax expense (benefit) computed by applying the U.S. statutory income tax rate of 34% to pre-tax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	For the Year Ended
	December 31, 2009	December 31, 2008

Expected income tax expense (benefit) at 34%	$(70,012)	$(189,713)
Non-deductible provision for impairment of license agreement costs	–	169,627
Non-deductible donated services	–	2,040
Non-deductible accretion	1,393	–
Non-deductible gain on re-valuation of derivative liability	(4,890)	–

Change in valuation allowance	73,510	18,046

Provision for (benefit from) income taxes	$–	$–

11.           Commitments and Contingencies

a)
On June 8, 2009, the Company entered into a licensing agreement with Gene Peckover, a sole proprietor as president of Gene Vettes of Lynden, a Washington corporation (the “GIHS Licensor”) to be formed, wherein Licensor granted to the Company an exclusive license covering the territory of Canada and other such territories that shall be mutually agreed upon and the right to market and sell an environmental fuel efficient turbo technology called Green Interactive Hybrid System (“GIHS”).  The term of the license is three years subject to the following:

1.	The Company must purchase and have operational a demonstration GIHS by December 31, 2009.
2.	The Company must sell at least 3 GIHS units by December 31, 2009.
3.	The Company must sell at least 25 GIHS units by December 31, 2010.
4.	The Company must sell at least 200 GIHS units by December 31, 2011.
5.	The Company must sell at least 500 GIHS units by December 31, 2012.

On November 23, 2009, the terms of the license agreement were amended as follows:

1.	The Company must purchase and have operational a demonstration GIHS by June 30, 2010.
2.	The Company must sell at least 3 GIHS units by December 31, 2010.
3.	The Company must sell at least 25 GIHS units by December 31, 2011.
4.	The Company must sell at least 200 GIHS units by December 31, 2012.
5.	The Company must sell at least 500 GIHS units by December 31, 2013.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
 (Expressed in US Dollars)

11.           Commitments and Contingencies (continued)

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

12.           Subsequent Events

On April 9, 2010, the Company entered into a convertible loan agreement which replaced the loan agreement for $35,000 referred to in Note 5. According to the terms of the agreement the loan is due one year from March 1, 2010 and bears interest at 12% per annum. Interest shall be payable on the note when the principal amount becomes due. The loan and any unpaid interest are convertible into shares of common stock at a conversion price which is the lesser of (a) $0.015 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion.

The debt does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is not fixed. As the conversion feature meets the criteria of an embedded derivative the conversion feature will be bifurcated and accounted for as a derivative liability.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our consolidated financial statements for the period from inception to December 31, 2009, included in this report have been audited by GBH CPAs, P.C. and for the period from inception to December 31, 2008 have been audited by Michael T. Studer, C.P.A., P.C., as set forth in this annual report. We have no disagreements with our current or former  indpendent registered public accounting firms on accounting and financial disclosure.

On March 24, 2010, we terminated Michael T. Studer CPA P.C. at 18 East Sunrise Highway, Suite 311, Freeport, New York 11520, as our independent registered public accounting firm.  The decision to dismiss Michael T. Studer CPA P.C. as our independent registered public accounting firm was approved by our Board of Directors on March 24, 2010.  Except as noted in the paragraph immediately below, the reports of Michael T. Studer CPA P.C.’s financial statements for the years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of Michael T. Studer CPA P.C. on our financial statements as of and for the years ended December 31, 2008 and 2007 contained an explanatory paragraph relating to a going concern uncertainty.

During the years ended December 31, 2008 and 2007 and for the period January 1, 2009 through September 30, 2009, and through March 24, 2010 we have not had any disagreements with Michael T. Studer CPA P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Michael T. Studer CPA P.C.’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements for such years.

During the years ended December 31, 2008 and 2007, and through March 24, 2010, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On April 2, 2010, we delivered a copy of this report to Michael T. Studer CPA P.C.  Michael T. Studer CPA P.C. issued its response.  The response stated that it agreed with the foregoing disclosure.  A copy of Michael T. Studer CPA P.C.’s response is attached hereto as Exhibit 16.1.

New independent registered public accounting firm

On March 24, 2010, we engaged GBH CPAs, PC, 24 E. Greenway Plaza, Suite 1875, Houston, Texas 77046 an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors. We have not consulted with GBH CPAs, PC on any accounting issues prior to engaging them as our new auditors.

During the two most recent fiscal years and through the date of engagement, we have not consulted with GBH CPAs, PC regarding either:

1.
The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that GBH CAPs, PC  concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Officers and Directors

Each of our directors serve until his or her successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.  We do not have any independent directors.

The name, address, age and position of our present officer and director is set forth below:

Name and Address	Age	Position(s)

Michael R. Kulcheski 84 Hawkhill Rd. NW Calgary, Alberta T3G 3H8	59	president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors.
The person named above are expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Since June 8, 2009, Michael R. Kulcheski has served as our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and a member of the board of directors.

From October, 2005 until June, 2009, Mr. Kulcheski’s employer was King Nissan Volvo of Bellingham, WA. Where he held the position of Certified Nissan and Master level Volvo Sales and Leasing Consultant, Internet Sales Manager, Overseas Delivery Specialist and Cross Border Specialist.

From January, 2004 until October, 2005 he was Co-Founder and Partner of Harbour Pointe Mortgage, Inc. of Bellingham, WA, a Bellingham, Washington based Mortgage Brokerage Company that provided residential mortgages in Whatcom and Skagit Counties.

From August, 1999 until October, 2003 he became a partner in Canberra Financial Services, Inc. of Ft. Lauderdale, FL. He opened the west coast office in Bellingham, WA. The company worked with emerging growth companies assisting in financing, strategic alliances, marketing and consulting.

During the past five years, Mr. Kulcheski has  not been the subject of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Kulcheski was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Kulcheski’s involvement in any type of business, securities or banking activities.

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

The following table sets forth the compensation paid by us for the last three fiscal years ending December 31, 2009 for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael R. Kulcheski	2009	100,000	0	0	0	0	0	0	100,000
President	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Venugopal Rao Balla	2009	0	0	0	0	0	0	0	0
(Resigned)	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Nicholas Kambouris	2009	0	0	0	0	0	0	0	0
(Resigned)	2008	7,425	0	0	0	0	0	0	7,425
	2007	0	0	0	0	0	0	0	0

Dean Themy	2009	0	0	0	0	0	0	0	0
(Resigned)	2008	20,000	0	0	0	0	0	0	20,000
	2007	0	0	0	0	0	0	0	0

We have  employment agreements with our sole officer.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

The following table sets forth the compensation paid by us to our directors during our fiscal year ended December 31, 2009. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director’s Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michael R. Kulcheski	0	0	0	0	0	0	0

Venugopal Rao Balla	0	0	0	0	0	0	0
(Resigned)

Nicholas Kambouras (Resigned)	0	0	0	0	0	0	0

Dean Themy (Resigned)	0	0	0	0	0	0	0

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

Name and Address Beneficial Owner [1]	Number of Shares After Offering Assuming all of the Shares are Sold	Percentage of Ownership After the Offering Assuming all of the Shares are Sold
Michael R. Kulcheski 84 Hawkhill Rd. NW Calgary, AB T3G 3H8 Harry Gelbard 10480 Rivington Ct Lonetree, CO 80124	9,000,000 6,000,000	12.21% 8.14%
(All Officers and Directors as a Group 1 Person)	15,000,000	20.35%
Venugopal Rao Balla 312-2645 Kipling Avenue Toronto, Ontario Canada M9V 3S6	25,440,000	34.83%

[1]
The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Kulcheski is the only "promoter" of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 2007, we issued a total of 40,000,000 shares of restricted common stock to Venugopal Rao Balla, our former officer and director in consideration of $5,000.

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

                On September 22, 2008, the president of the Company transferred 14,560,000 shares to Themy pursuant to the Licensing Agreement.  In April 2009, Themy returned the 14,560,000 shares to the president of the Company.

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

                Further, Mr. Gelbard has advanced funds to us for some of our operating expenses. As of December 31, 2009, Mr. Gelbard advanced us $13,400. Mr. Gelbard has been repaid part of this amount and is still due $4,050. There is no due date for the repayment of the funds advanced by Mr. Gelbard.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$9,000	GBH CPAs, PC
2009	$4,800	Michael T. Studer CPA P.C.
2008	$10,800	Michael T. Studer CPA P.C.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph was:

2009	$0	GBH CPAs, PC
2009	$0	Michael T. Studer CPA P.C.
2008	$0	Michael T. Studer CPA P.C.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0	GBH CPAs, PC
2009	$0	Michael T. Studer CPA P.C.
2008	$0	Michael T. Studer CPA P.C.

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	GBH CPAs, PC
2009	$0	Michael T. Studer CPA P.C.
2008	$0	Michael T. Studer CPA P.C.

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/13/08	3.1

3.2	Bylaws.	S-1	3/13/08	3.2

4.1	Specimen Stock Certificate.	S-1	3/13/08	4.1

10.1	Lease Agreement	S-1	3/13/08	10.1

14.1	Code of Ethics.	10-K	5/8/09	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).				X

99.1	Audit Committee Charter.	10-K	5/8/09	99.1

99.2	Disclosure Committee Charter.	10-K	5/8/09	99.2

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2010.

NEOHYDRO TECHNOLOGIES CORP.

BY:	MICHAEL R. KULCHESKI
Michael R. Kulcheski, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/13/08	3.1

3.2	Bylaws.	S-1	3/13/08	3.2

4.1	Specimen Stock Certificate.	S-1	3/13/08	4.1

10.1	Lease Agreement	S-1	3/13/08	10.1

14.1	Code of Ethics.	10-K	5/8/09	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).				X

99.1	Audit Committee Charter.	10-K	5/8/09	99.1

99.2	Disclosure Committee Charter.	10-K	5/8/09	99.2