Form 10-Q
period 2010-03-31
Neohydro Technologies Corp.
filed 2010-05-17
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

732-377-2063
(telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]  NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 58,990,000 as of May 17, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Neohydro Technologies Corp.
(A Development Stage Company)
March 31, 2010

                                                                                                                                                                             Index

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited) .....................................................................................................F–1

Consolidated Statements of Operations (Unaudited) ...................................................................................F–2

Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited) ..................................................F–3

Consolidated Statements of Cash Flows (Unaudited) ..................................................................................F–4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) ..........................................F–5

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars) (Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$17,721	$39,118
Prepaid expenses	8,000	-
Total Assets	$25,721	$39,118

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	64,716	66,074
Due to related party (Note 4)	43,550	25,048
Loan payable (Note 5)	63,000	35,000
Convertible note, less unamortized discount of $nil (December 31, 2009 - $31,893) (Note 6)	52,137	18,107
Derivative liability (Note 6)	24,215	21,607
Total current liabilities	247,618	165,836

Commitments and Contingencies	-	-
Stockholders' Deficit
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 800,000,000 shares,
58,990,000 shares issued and outstanding	590	590
Additional paid-in capital	742,910	742,910
Deficit accumulated during the development stage	(965,397)	(870,218)
Total stockholders' deficit	(221,897)	(126,718)
Total Liabilities and Stockholders' Deficit	$25,721	$39,118

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)
	Three months ended March 31, 2010	Three months ended March 31, 2009	Period from November 13, 2007 (Date of Inception) to March 31, 2010

Revenue	$-	$-	$-

Costs and expenses
General and administrative	58,541	-	237,413

Operating Loss	(58,541)	-	(237,413)

Other Income (Expense)
Interest expense	(34,030)	-	(38,126)
(Loss) Gain on change in fair value of derivative liability	(2,608)	-	11,774

Total other expense	(36,638)	-	(26,352)

Loss from continuing operations	(95,179)	-	(263,765)

Discontinued operations
Gain on disposal of discontinued operations	-	-	18,177
Loss from discontinued operations	-	(55,510)	(719,809)

Total loss from discontinued operations	-	(55,510)	(701,632)

Net Loss	$(95,179)	$(55,510)	$(965,397)

Net loss per share - Basic and Diluted:

Loss from continuing operations	$(0.00)	$-
Discontinued operations	-	(0.00)
Net loss	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	58,990,000	73,050,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period November 13, 2007 (Inception) to March 31, 2010
(Expressed in US Dollars)
(Unaudited)

	Common Stock, $0.00001 par value		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Common shares sold for cash at $0.000125 per share	40,000,000	$400	$4,600	$-	$5,000
Common shares sold for cash at $0.00125 per share	32,800,000	328	40,672	-	41,000
Donated services	-	-	1,500	-	1,500
Net Loss	-	-	-	(26,792)	(26,792)
Balance - December 31, 2007	72,800,000	728	46,772	(26,792)	20,708

Common shares sold for cash at $0.40 per unit, less costs of $10,000	250,000	3	89,997	-	90,000
Donated services	-	-	6,000	-	6,000
Net Loss	-	-	-	(637,507)	(637,507)
Balance - December 31, 2008	73,050,000	731	142,769	(664,299)	(520,799)

Common shares returned and cancelled (Note 3)	(14,560,000)	(146)	146	-	-
Common shares issued for cash at $0.20 per unit	500,000	5	99,995	-	100,000
Donated capital - amount due licensor			500,000		500,000
Net Loss	-	-	-	(205,919)	(205,919)
Balance - December 31, 2009	58,990,000	$590	$742,910	$(870,218)	$(126,718)

Net Loss	-	-	-	(95,179)	(95,179)
Balance - March 31, 2010	58,990,000	$590	$742,910	$(965,397)	$(221,897)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
	Three months ended March 31, 2010	Three months ended March 31, 2009	Period from November 13, 2007 (Date of Inception) to March 31, 2010
Cash Flows from Operating Activities
Net loss	$(95,179)	$(55,510)	$(965,397)
Adjustments to reconcile net loss to net cash used
for operating activities:
Donated services	-	-	7,500
Impairment of mineral property acquisition costs	-	-	6,500
Amortization of terminated license agreement costs	-	-	1,096
Impairment of terminated license agreement costs	-	-	498,904
Gain on disposal of discontinued operations	-	-	(18,177)
Loss (Gain) on re-valuation of derivative liability	2,608	-	(11,774)
Accretion of debt discount	34,030	-	38,126
Change in operating assets and liabilities:
Prepaid expenses	(8,000)	25,295	(8,000)
Accounts payable and accrued liabilities	(1,358)	17,898	82,893
Net cash used for operating activities	(67,899)	(12,317)	(368,329)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	-	(6,500)
Net cash used for investing activities	-	-	(6,500)

Cash Flows from Financing Activities
Bank indebtedness	-	106	-
Proceeds from sales of common stock - net	-	-	236,000
Increase in amount due to related party	18,502	10,000	43,550
Proceeds from convertible note	-	-	50,000
Increase in loan payable	28,000	-	63,000
Net cash provided by financing activities	46,502	10,106	392,550

Increase (Decrease) in cash	(21,397)	(2,211)	17,721

Cash - beginning of period	39,118	2,268	-

Cash - end of period	$17,721	$57	$17,721

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non cash investing and financing activities:
Acquisition of license agreement in exchange
for liability due Licensor of license agreement	$-	$-	$500,000
Contribution of amount due Licensor of
terminated license agreement	$-	$500,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Expressed in US Dollars)
(Unaudited)

1.	Nature of Operations

Neohydro Technologies Corp. (the “Company”) was incorporated in the State of Nevada on November 13, 2007 as Rioridge Resources Corp. On July 22, 2008, the Company changed its name to Neohydro Technologies Corp. From December 14, 2007 to September 20, 2008, the Company’s principal business was the acquisition and exploration of mineral resources. On September 22, 2008 (see Note 3), the Company entered into a licensing agreement and acquired the exclusive worldwide marketing, distribution and licensing rights to water sterilization technology. On March 31, 2009, this license agreement was terminated by the licensor. On June 8, 2009 (see Note 9), the Company entered into a licensing agreement to market and sell in Canada an environmental fuel efficient turbo technology called Green Interactive Hybrid System (“GIHS”). On September 1, 2009, the Company incorporated Green Interactive Hybrid Technologies Canada Inc. “GIH Canada” in the Province of Alberta, Canada as a wholly-owned subsidiary to better attract Canadian investment.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2010, the Company has a working capital deficit of $221,897 and has accumulated losses of $965,397 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

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

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Expressed in US Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

b)	Interim Financial Information

The unaudited financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 and for the period November 13, 2007 (inception) to March 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarters of the entire year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2009 as included in our Form 10-K filed with the Securities and Exchange Commission on April 15, 2010.

c)	Financial Instruments

Our financial instruments consist principally of cash, cash equivalents, due to related party, accounts payable, convertible notes, and derivative liabilities. ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments establish a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

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

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Expressed in US Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

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

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2010.  These items are included in “derivative liability” on the consolidated balance sheet.

	Fair Value Measurements on a Recurring Basis
	March 31, 2010
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	-	$24,215	-	$24,215
Total liabilities at fair value	-	$24,215	-	$24,215

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Expressed in US Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

d)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

e)	Recent Accounting Pronouncements

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

The agreement also provided for the payment of royalties to Licensor of 10% of sales of licensed products. The Company was also to use its best efforts to provide funding for business development and marketing.

The Company initially capitalized the $500,000 license agreement cost and recorded amortization expense of $1,096 for the period September 22, 2008 to September 30, 2008 (using the straight line method over the estimated 10 year economic life of the agreement). As at September 30, 2008, the Company reviewed the remaining $498,904 carrying value of the license agreement costs for potential impairment. Considering all facts and circumstances, the Company concluded that it was not more likely than not that any of the $498,904 carrying cost was recoverable. Accordingly, the Company expensed a $498,904 as a provision for impairment of license agreement costs at September 30, 2008 and reduced the license agreement costs, net, to $nil.

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

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Expressed in US Dollars)
(Unaudited)

4.	Related Party Balances/Transactions

Due to related parties, which are non-interest bearing, unsecured, and have no specific terms of repayment, consist of:
	March 31, 2010	December 31, 2009
Due to former chief executive officer (from November 13, 2007 to September 22 ,2008) for advances and expenses paid on behalf of the Company	$21,000	$20,998
Due to significant stockholders
Unpaid consulting fees	22,550	4,050
Total	$43,550	$25,048

For the three months ended March 31, 2010, the Company incurred $37,500, $12,500 per month, (March 31, 2009 - $Nil) in management fees expense for services provided by its current chief executive officer (from June 8, 2009).

5.     Loan Payable

a)
On July 30, 2009, the Company entered into a loan agreement with a private company (“Lender”) for $35,000. The loan was non-interest bearing and was due in full on March 1, 2010. The loan could be cancelled upon the conversion of the loan into shares by the Lender. The loan was not repaid by the due date of March 1, 2010 and on April 9, 2010 a new agreement was signed.  (see Note 10(b)).

b)
On March 31, 2010 a private company loaned  the Company $28,000.  The loan is non-interest bearing and has no repayment terms.  On May 6, 2010 the private company loaned an additional $17,000 and entered into a convertible note agreement for the gross amount of $45,000 (see Note 10(c)).

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Expressed in US Dollars)
(Unaudited)

6.     Convertible Note

On December 17, 2009, the Company entered into a convertible note agreement with a private company.  The Company received $50,000 which bears interest at 15% per annum and was due on March 31, 2010. Interest shall be payable on the note when the principal amount becomes due. The loan and any unpaid interest are convertible into shares of common stock at a conversion price which is the lesser of (a) $0.15 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion. The Company recognized the fair value of the embedded beneficial conversion feature of $35,989 as a derivative liability and reduced the carrying value of the convertible loan to $14,011.  The discount on the convertible loan was accreted over the term of the convertible loan, increasing the carrying value to the face value of $50,000. As at March 31, 2010, the discount was fully accreted and the carrying value of the convertible debt was $50,000.  At March 31, 2010, accrued interest of $2,137 was also outstanding. The fair value of the derivative liability at March 31, 2010 was $24,215 and a loss of $2,608 was recorded on the change in the fair value of the derivative liability for the three months ended March 31, 2010.  On April 1, 2010, the due date of the loan was extended to June 1, 2010 (see Note 10(a)).

7.     Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2009 and March 31, 2010	1,250,000	$0.15

The warrants issued during 2009 were in conjunction with a share issuance. The Company determined the fair value of both the common stock and warrants as of the date the transactions were initially entered into. The fair value of the warrants was determined using the Black-Scholes method. The Company allocated the proceeds between the warrants and the stock based on the relative fair values as follows:

2009

Relative fair value of warrants	$76,747
Relative fair value of stock	$23,253

As at March 31, 2010, the following common share purchase warrants were outstanding:

Description	Number of Warrants	Exercise Price	Expiry Date

Issued September 23, 2008	250,000	$0.40	September 23, 2011
Issued October 1, 2009	500,000	$0.10	October 1, 2012
Issued October 1, 2009	500,000	$0.08	October 1, 2013

Total	1,250,000

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Expressed in US Dollars)
(Unaudited)

8.     Income Taxes

No provisions for income taxes have been recorded in the periods presented since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $147,098 at March 31, 2010 (December 31, 2009 - $127,194) attributable to the future utilization of the net operating loss carry-forward of $432,641 at March 31, 2010 (December 31, 2009 - $374,100) will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $432,641 net operating loss carry-forward expires $25,292 in year 2027, $132,603 in year 2028, $216,205 in year 2029, and $58,541 in year 2030.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The components of the net deferred income tax assets consist of:

	March 31, 2010	December 31, 2009

Net operating loss carry-forward	$147,098	$127,194

Valuation allowance	(147,098)	(127,194)

Net deferred income tax assets	$–	$–

Expected income tax expense (benefit) computed by applying the U.S. statutory income tax rates to pre-tax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Expected income tax expense (benefit) at statutory rates	$(32,361)	$(18,873)
Non-deductible accretion	11,570	–
Non-deductible gain on re-valuation of derivative liability	887	–

Change in valuation allowance	19,904	18,873

Provision for (benefit from) income taxes	$–	$–

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Expressed in US Dollars)
(Unaudited)

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

If the first and second milestones of the GIHS licensing agreement described in the preceding paragraph are not achieved, Kulcheski and Gelbard are to return the 15,000,000 shares of common stock held by them to the treasury of the Company. These shares are not considered outstanding for accounting purposes.

On June 8, 2009, Kulcheski was appointed chief executive officer, chief financial officer and director of the Company.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Expressed in US Dollars)
(Unaudited)

10.    Subsequent Events
a)
On April 1, 2010, the due date of the $50,000 convertible note described in Note 6 was extended to June 1, 2010. Except for the extension of the maturity date, the extension did not change any of the terms of the convertible note; thus, the debt  still does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is not fixed. As the conversion feature meets the criteria of an embedded derivative the conversion feature will continue to be bifurcated and accounted for as a derivative liability.

b)
On April 9, 2010, the Company entered into a convertible loan agreement which replaced the loan agreement for $35,000 referred to in Note 5(a). According to the terms of the agreement the loan is due March 1, 2011 and bears interest at 12% per annum. Interest shall be payable on the note when the principal amount becomes due. The loan and any unpaid interest are convertible into shares of common stock at a conversion price which is the lesser of (a) $0.015 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion.

The debt does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is not fixed. As the conversion feature meets the criteria of an embedded derivative the conversion feature will be bifurcated and accounted for as a derivative liability.

c)
On May 6, 2010, the Company entered into a convertible note agreement to secure $45,000 of advances referred to in Note 5(b).  According to the terms of the agreement the loan is due on June 30, 2010 and bears interest at 15% per annum.  Interest shall be payable on the note when the principal amount becomes due.  The loan and any unpaid interest are convertible into shares of common stock at a conversion price which is the lesser of (a) $0.02 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion.

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

We lease our office space. We lease the office from Office NJ of Piscataway on a month to month basis.  Our monthly rental is $119.We do not intend to hire additional employees at this time other than occasional temporary office staff as needed from time to time to assist in market research.

Operations

We have no revenues in the periods ended March 31, 2010.   In the three months ended March 31, 2010, we incurred net losses of $(95,179) .  From November 13, 2007 (inception date) to March 31, 2010 we incurred a net loss of $(965,397).

General and administrative expenses relating to continuing operations increased for the three months ended March 31, 2010  to approximately $(58,541)  from $0 for the three  month period ended March 31, 2009. The increase of $(58,541)   was primarily due to increased management fees, consulting fees, legal and accounting.  In addition, for the three months ended March 31, 2010, accretion of discount on convertible note in the amount of $(34,030) contributed to the net losses of $(95,179) for the 3 months ending March 31, 2010

On September 1, 2009 we incorporated Green Interactive Hybrid Technologies Canada Inc. (GIH Technologies) in the Province of Alberta, Canada as a wholly owned subsidiary to better attract Canadian investment and as its primary location and focus.

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

Other milestones are as follows:

1. Raise additional capital by the end of June 30, 2010.

2. We plan on changing our company name to better reflect our business.

3. Apply and obtain government grants and subsidies through the Canadian Subsidiary Company in the next 60 days.

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
Since then the claims were  renewed until August 31, 2009.  Accordingly, we have not conducted any work on the property and we have terminated our mining operations altogether.

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

On September 23, 2008, we completed a private placement for 250,000 units at $0.40 per unit for gross proceeds of $100,000. Each unit consisted of one share of common stock and one Series A Warrant. Each Series A Warrant entitles the holder to purchase one share of common stock at $0.40 per share expiring three years from the closing date. The Company incurred finder’s fees of $10,000 in connection with the private placement.

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

In November, 2007,  we issued 40,000,000 shares of common stock to our sole officer and director, Venugopal Rao Balla, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933.  The purchase price of the shares was $5,000.  This was accounted for as an acquisition of shares.  Venugopal Rao Balla covered some of our initial expenses by paying $125 for incorporation documents and $2,634 website support and operation costs.  The amount owed to Mr. Balla  is non-interest bearing, unsecured and due on demand.  Further the agreement with Mr. Balla is oral and there is no written document evidencing the agreement.

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

On July 30, 2009, the Company entered into a loan agreement with a private company for $35,000. (“Lender”). The loan is non-interest bearing and due in full on March 1, 2010. The loan can be cancelled upon the conversion of the loan into shares by the Lender. The loan was not repaid by the due date of March 1, 2010 and on April 9, 2010 a new agreement was signed.  On April 9, 2010, the Company entered into a convertible loan agreement which replaced the loan agreement for $35,000.  According to the terms of the agreement the loan is due March 1, 2011 and bears interest at 12% per annum. Interest shall be payable on the note when the principal amount becomes due. The loan and any unpaid interest are convertible into shares of common stock at a conversion price which is the lesser of (a) $0.015 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion.

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

On December 17, 2009, the Company entered into a convertible note agreement with a private company.  The Company received $50,000 which bears interest at 15% per annum and is due on March 31, 2010. Interest shall be payable on the note when the principal amount becomes due. The loan and any unpaid interest are convertible into shares of common stock at a conversion price which is the lesser of (a) $0.15 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion.  On April 1, 2010, the due date of the loan was extended to June 1, 2010.

On March 31, 2010 a private company advanced the Company $28,000.  The loan is non-interest bearing and has no repayment terms.  On May 6, 2010 the private company loaned an additional $17,000 and entered into a convertible note agreement for the gross amount of $45,000. On May 6, 2010, the Company entered into a convertible note agreement to secure $45,000 of advances referred to in Note 5(b).  According to the terms of the agreement the loan is due on June 30, 2010 and bears interest at 15% per annum.  Interest shall be payable on the note when the principal amount becomes due.  The loan and any unpaid interest are convertible into shares of common stock at a conversion price which is the lesser of (a) $0.02 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion.

As of March 31, 2010, our total assets were $25,721 and our total liabilities were $247,618.

We lease our office space from Stratis Business Centers of Piscataway on a month to month basis.  Our monthly rental is $119.  We do not intend to hire additional employees at this time.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.  Further, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

10.1	Lease Agreement (filed as exhibit 10.1 to the Company’s Form S-1 Registration Statement filed on March 13, 2008 and incorporated herein by reference thereto).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of May, 2010.

NEOHYDRO TECHNOLOGIES CORP.

BY:	MICHAEL R. KULCHESKI
Michael R. Kulcheski, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Lease Agreement (filed as exhibit 10.1 to the Company’s Form S-1 Registration Statement filed on March 13, 2008 and incorporated herein by reference thereto).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith