Form 10-Q
period 2010-06-30
Neohydro Technologies Corp.
filed 2010-09-23
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53669

NEOHYDRO TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

84 Hawkhill Rd. NW
Calgary, AB T3G 3H8
403 612-8872(Address of principal executive offices, including zip code.)

 877 241-0265
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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]  NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 58,990,000  as of September  22, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Neohydro Technologies Corp.
(A Development Stage Company)
June 30, 2010

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	Index

Consolidated Balance Sheets (Unaudited)	F–1
Consolidated Statements of Operations (Unaudited)	F–2
Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)	F–3
Consolidated Statements of Cash Flows (Unaudited)	F–4
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F–5

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$2,355	$39,118
Total Assets	$2,355	$39,118

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$58,274	$66,074
Due to related party (Note 4)	77,547	25,048
Loans payable (Note 5)	-	35,000
Convertible notes, less unamortized discount of $nil (December 31, 2009 - $31,893) (Note 6)	135,969	18,107
Derivative liabilities (Note 6)	99,417	21,607
Total current liabilities	371,207	165,836

Commitments	-	-

Stockholders' Deficit
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 800,000,000 shares,
58,990,000 shares issued and outstanding	590	590
Additional paid-in capital	742,910	742,910
Deficit accumulated during the development stage	(1,112,352)	(870,218)
Total stockholders' deficit	(368,852)	(126,718)
Total Liabilities and Stockholders' Deficit	$2,355	$39,118

See notes to financial statements

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

					Period from
					November 13, 2007
	Three months	Three months	Six months	Six months	(Date of Inception)
	ended	ended	ended	ended	to
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010

Revenue	$-	$-	$-	$-	$-

Costs and expenses
General and administrative	67,920	12,046	126,461	12,046	305,333

Operating Loss	(67,920)	(12,046)	(126,461)	(12,046)	(305,333)

Other Income (Expense)
Accretion of discount on convertible note	(30,375)	-	(64,405)	-	(68,501)
Loss on extinguishment of debt	(24,467)	-	(24,467)	-	(24,467)
Loss on change in fair value of conversion
feature	(24,193)	-	(26,801)	-	(12,419)
Total other income (expense)	(79,035)	-	(115,673)	-	(105,387)
Loss from continuing operations	(146,955)	(12,046)	(242,134)	(12,046)	(410,720)

Discontinued operations
Gain on disposal of discontinued operations	-	18,177	-	18,177	18,177
Operations	-	-	-	(55,510)	(719,809)
Total gain (loss) from discontinued operations	-	18,177	-	(37,333)	(701,632)

Net Income (Loss)	$(146,955)	$6,131	$(242,134)	$(49,379)	$(1,112,352)

Net income (loss) per share - Basic and Diluted:
Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	-	0.00	-	(0.00)
Net income (loss)	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	58,990,000	61,690,000	58,990,000	67,339,000

See notes to financial statements

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period November 13, 2007 (Inception) to June 30, 2010
(Expressed in US Dollars)
(Unaudited)

				Deficit
				Accumulated
	Common Stock,		Additional	During the
	$0.00001 par value		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Common shares sold for cash at $0.000125 per share	40,000,000	$400	$4,600	$-	$5,000
Common shares sold for cash at $0.00125 per share	32,800,000	328	40,672	-	41,000
Donated services	-	-	1,500	-	1,500
Net Loss	-	-	-	(26,792)	(26,792)
Balance - December 31, 2007	72,800,000	728	46,772	(26,792)	20,708

Common shares sold for cash at $0.40 per unit, less costs of $10,000	250,000	3	89,997	-	90,000
Donated services	-	-	6,000	-	6,000
Net Loss	-	-	-	(637,507)	(637,507)
Balance - December 31, 2008	73,050,000	731	142,769	(664,299)	(520,799)

Common shares returned and cancelled (Note 3)	(14,560,000)	(146)	146	-	-
Common shares issued for cash at $0.20 per unit	500,000	5	99,995	-	100,000
Donated capital - amount due licensor			500,000		500,000
Net Loss	-	-	-	(205,919)	(205,919)
Balance - December 31, 2009	58,990,000	$590	$742,910	$(870,218)	$(126,718)

Net Loss	-	-	-	(242,134)	(242,134)
Balance -June 30, 2010	58,990,000	$590	$742,910	$(1,112,352)	$(368,852)

See notes to financial statements

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Period from
			November 13,
	Six months	Six months	2007 (Date of
	ended	ended	Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010
Cash Flows from Operating Activities
Net income (loss)	$(242,134)	$(49,379)	$(1,112,352)
Adjustments to reconcile net income (loss) to net cash used
for operating activities:
Donated services	-	-	7,500
Impairment of mineral property acquisition costs	-	-	6,500
Amortization of terminated license agreement costs	-	-	1,096
Impairment of terminated license agreement costs	-	-	498,904
Gain on disposal of discontinued operations	-	(18,177)	(18,177)
Loss on re-valuation of derivative liability	26,801	-	12,419
Accretion of debt discount	58,435	-	62,531
Loss on extinguishment of debt	24,467	-	24,467
Change in operating assets and liabilities:
Prepaid expenses	-	25,295	-
Accounts payable and accrued liabilities	(1,831)	38,009	82,420
Net cash used for operating activities	(134,262)	(4,252)	(434,692)
Cash Flows from Investing Activities
Mineral property acquisition costs	-	-	(6,500)
Net cash used for investing activities	-	-	(6,500)
Cash Flows from Financing Activities
Proceeds from sales of common stock - net	-	-	236,000
Increase in amount due to related party	52,499	2,041	77,547
Proceeds from convertible note	45,000	-	130,000
Net cash provided by financing activities	97,499	2,041	443,547
Increase (Decrease) in cash	(36,763)	(2,211)	2,355
Cash - beginning of period	39,118	2,268	-
Cash - end of period	$2,355	$57	$2,355
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non cash investing and financing activities:
Acquisition of license agreement in exchange
for liability due Licensor of license agreement	$-	$-	$500,000
Contribution of amount due Licensor of
terminated license agreement	$	$500,000	$-

See notes to financial statements

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2010, the Company has a working capital deficit of $368,852and has accumulated losses of $1,112,352 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

1.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Expressed in US Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

b)	Interim Financial Information

The unaudited consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 and for the period November 13, 2007 (inception) to June 30, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three and six month periods ended June 30, 2010 is not necessarily indicative of the results to be expected for any subsequent quarters or the entire year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2009 as included in our Form 10-K filed with the Securities and Exchange Commission on April 15, 2010.

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
June 30, 2010
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

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2010.  These items are included in “derivative liabilities” on the consolidated balance sheet.

	Fair Value Measurements on a Recurring Basis
	June 30, 2010
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	-	$99,417	-	$99,417
Total liabilities at fair value	-	$99,417	-	$99,417

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

2.	License Agreement Costs, Net

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

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Expressed in US Dollars)
(Unaudited)

3.	Related Party Balances/Transactions

Due to related parties, which are non-interest bearing, unsecured, and have no specific terms of repayment, consist of:
	June 30, 2010	December 31, 2009
Due to former chief executive officer (from November 13, 2007 to September 22 ,2008)
for advances and expenses paid on behalf of the Company	$20,998	$20,998
Due to significant stockholders
Unpaid consulting fees	19,049	4,050
Due to current chief executive officer
Unpaid management fees	37,500	-
Total	$77,547	$25,048

For the six months ended June 30, 2010, the Company incurred $75,000, $12,500 per month, (June 30, 2009 - $Nil) in management fees expense for services provided by its current chief executive officer (from June 8, 2009); $37,500 of the management fees incurred were paid as of June 30, 2010.

5.     Loans Payable

a)
On July 30, 2009, the Company entered into a loan agreement with a private company for $35,000 (“Lender”). The loan is non-interest bearing and due in full on March 1, 2010. The loan can be cancelled upon the conversion of the loan into shares by the Lender. The loan was not repaid by the due date of March 1, 2010 and on April 9, 2010 a new agreement was signed.  (see Note 6(b)).

b)
On March 31, 2010 a private company loaned the Company $28,000.   The loan is non-interest bearing and has no repayment terms.  On May 6, 2010 the private company loaned an additional $17,000 and entered into a convertible note agreement for the gross amount of $45,000 due in full on June 30, 2010.  The loan was not repaid by the due date and a new note was signed on July 31, 2010. (see Note 6(c)).

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Expressed in US Dollars)
(Unaudited)

6.     Convertible Notes

a)
On December 17, 2009, the Company entered into a convertible note agreement with a private company.  The Company received $50,000 which bears interest at 15% per annum and was due on March 31, 2010. On April 1, 2010, the due date of the loan was extended to June 1, 2010 and on June 1, 2010 the due date of the loan was extended to June 30, 2011. The Company evaluated the modifications and concluded that the modifications were not troubled debt restructurings or extinguishments of the original debt; as a result no gain or loss was recognized upon modification and no change to the carrying value of the debt was recognized. Interest is payable on the note when the principal amount becomes due. The loan and any unpaid interest are convertible into shares of common stock at a conversion price which is the lesser of (a) $0.15 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion. The Company initially recognized the fair value of the embedded conversion feature of $35,989 as a derivative liability and reduced the carrying value of the convertible loan to $14,011.  The discount on the convertible loan was accreted over the term of the convertible loan, and at March 31, 2010 the unamortized discount was $0, increasing the carrying value to the face value of $50,000. As at June 30, 2010, the discount was fully accreted and the carrying value of the convertible debt was $50,000.  At June 30, 2010 accrued interest of $4,007 was  outstanding and included in the convertible note balance on the accompanying balance sheet. The fair value of the derivative liability at June 30, 2010 was $37,616 and a loss of $16,010 for the six months ended June 30, 2010 was recorded on the change in the fair value of the derivative liability.  The fair value of the derivative liability of $37,616 was determined using the Black Scholes option pricing model with a quoted market price of $0.01, a conversion price of $0.0105, expected volatility of 253%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.32%.  As of June 30, 2010, the loan has not been repaid or converted into shares.

b)
On April 9, 2010, the Company entered into a convertible loan agreement which replaced the loan agreement for $35,000 referred to in Note 5(a). According to the terms of the agreement the loan is due March 1, 2011 and bears interest at 12% per annum. Interest is payable on the note when the principal amount becomes due. The loan and any unpaid interest are convertible into shares of common stock at a conversion price which is the lesser of (a) $0.015 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion. The Company evaluated the modification and concluded that the modification was an extinguishment of the original debt; as a result a loss of $24,467 for the three and six months ended June 30, 2010 was recognized upon modification and no change to the carrying value of the debt was recognized as the Company determined that the fair value of the new debt was $35,000. The fair value of the derivative liability at June 30, 2010 was $24,467 and a gain of $5,646 for the six months ended June 30, 2010 was recorded for the change in the fair value of the derivative liability and included in the loss on extinguishment.  The fair value of the derivative liability of $24,467 was determined using the Black Scholes option pricing model with a quoted market price of $0.01, a conversion price of $0.0105, expected volatility of 253%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.32%.  As at June 30, 2010, the discount was $0 and the carrying value of the convertible debt was $35,000.  At June 30, 2010 accrued interest of $944 was also outstanding.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Expressed in US Dollars)
(Unaudited)

6.    Convertible Note (continued)

c)
On May 6, 2010, the Company entered into a convertible note agreement to secure $45,000 of advances referred to in Note 5(b).  According to the terms of the agreement the loan was due on June 30, 2010 and bore interest at 15% per annum.  Interest was payable on the note when the principal became due.  The loan and any unpaid interest were convertible into shares of common stock at a conversion price which of the lesser of (a) $0.02 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion.  The Company initially recognized the fair value of the embedded conversion feature of $26,543 as a derivative liability and reduced the carrying value of the convertible loan to $18,457. The initial fair value of the derivative liability at May 6, 2010 of $26,543 was determined using the Black Scholes option pricing model with a quoted market price of $0.02, a conversion price of $0.0165, expected volatility of 291%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.32%.   The discount on the convertible loan was accreted over the term of the convertible loan, increasing the carrying value to the face value of $45,000 on June 30, 2010. As at June 30, 2010, the discount was fully accreted and the carrying value of the convertible debt was $45,000.  At June 30, 2010 accrued interest of $1,018 was also outstanding. The fair value of the derivative liability at June 30, 2010 was $nil and a gain of $26,543 for the six months ended June 30, 2010 was recorded on the change in the fair value of the derivative liability.  The fair value of the derivative liability at June 30, 2010 was $37,334 and a loss of $37,334 for the six months ended June 30, 2010 was recorded for the change in the fair value of the derivative liability.  The fair value of the derivative liability of $37,334 was determined using the Black Scholes option pricing model with a quoted market price of $0.01, a conversion price of $0.0105, expected volatility of 306%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.32%.  As of June 30, 2010, the loan had not been repaid or converted into shares; the loan was extended on July 31, 2010 with an additional $5,000 loaned to the Company that increased the principal of the outstanding debt to approximately $50,000.  The terms of the extended loan were not modified from the original note except to extend the maturity date to June 30, 2011.

7.    Share Purchase Warrants

       A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2009 and June 30, 2010	1,250,000	$0.15

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

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Expressed in US Dollars)
(Unaudited)

7.     Share Purchase Warrants (continued)

  As at June 30, 2010, the following common share purchase warrants were outstanding:

Description	Number of Warrants	Exercise Price	Expiry Date

Issued September 23, 2008	250,000	$0.40	September 23, 2011
Issued October 1, 2009	500,000	$0.10	October 1, 2012
Issued October 1, 2009	500,000	$0.08	October 1, 2013

Total	1,250,000

   As at June 30, 2010, the aggregate intrinsic value of the common share purchase warrants was $0.

8.      Income Taxes

No provisions for income taxes have been recorded in the periods presented since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $205,053 at June 30, 2010 (December 31, 2009 - $127,194) attributable to the future utilization of the net operating loss carry-forward of $603,098 at June 30, 2010 (December 31, 2009 - $374,100) will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $603,098 net operating loss carry-forward expires $25,292 in year 2027, $132,603 in year 2028, $216,205 in year 2029, and $228,998 in year 2030.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The components of the net deferred income tax assets consist of:

	June 30, 2010	December 31, 2009
Net operating loss carry-forward	$205,053	$127,194
Valuation allowance	(205,053)	(127,194)
Net deferred income tax assets	$–	$–

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Expressed in US Dollars)
(Unaudited)

8.     Income Taxes (continued)

Expected income tax expense (benefit) computed by applying the U.S. statutory income tax rate of 34% to pre-tax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Expected income tax expense (benefit) at 34%	$(82,325)	$(16,789)
Non-taxable portion of gain on disposal of Discontinued operations	–	6,180
Non-deductible accretion	21,897	–
Non-deductible gain on re-valuation of derivative liability	(17,431)	–
Change in valuation allowance	77,859	10,609
Provision for (benefit from) income taxes	$–	$–

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

On July 14, 2010, the terms of the license agreement were amended.  (see Note 10)

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

If the first and second milestones of the GIHS licensing agreement described in the preceding paragraph are not achieved, Kulcheski and Gelbard are to return the 15,000,000 shares of common stock held by them to the treasury of the Company. The shares are not included in the number of issued and outstanding common shares at June 30, 2010 and December 31, 2009 since they are contingently returnable.

        On June 8, 2009, Kulcheski was appointed chief executive officer, chief financial officer and director of the Company.

10.   Subsequent Events

        On July 14, 2010 the terms of the license agreement referred to in Note 9(a) was amended as follows:

1.	The Company must purchase and have operational a demonstration GIHS by September 30, 2010.
2.	The Company must sell at least 3 GIHS units by December 31, 2011.
3.	The Company must sell at least 25 GIHS units by December 31, 2012.
4.	The Company must sell at least 200 GIHS units by December 31, 2013.
5.	The Company must sell at least 500 GIHS units by December 31, 2014.

The convertible note outstanding to the private company in the amount of $45,000 referred to in Note 6(c) was not paid as of the due date, June 30, 2010 and was extended on July 31, 2010 with an additional $5,000 loaned to the Company that increased the principal of the outstanding debt to approximately $50,000.  The terms of the extended loan were not modified from the original note except to extend the maturity date to June 30, 2011.

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

On November 23, 2009 the licensor granted a six month extension to the terms of the License Agreement and added Europe and Scandinavia to the company’s territory by way of a duly executed Amendment to the License Agreement. The amended terms are as follows:

1.	The Company must purchase and have operational one demonstration GIHS by June 30, 2010.
2.	The Company must sell at least three GIHS units by December 31, 2010.
3.	The Company must sell at least twenty-five GIHS units by December 31, 2011.
4.	The Company must sell at least two hundred GIHS units by December 31, 2012.
5.	The Company must sell at least five hundred GIHS units by December 31, 2013.

All other provisions of the Agreement dated the 8th day of June 2009 remain in full force and effect.

      On July 14, 2010, the terms of the license agreement were amended as follows:

1.	The Company must purchase and have operational a demonstration GIHS by September 30, 2010.
2.	The Company must sell at least 3 GIHS units by December 31, 2011.
3.	The Company must sell at least 25 GIHS units by December 31, 2012.
4.	The Company must sell at least 200 GIHS units by December 31, 2013.
5.	The Company must sell at least 500 GIHS units by December 31, 2014.

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

Operations

We have had no revenues since inception from November 13, 2007 to the  periods ended June 30, 2010 .   In the three and six months ended June 30 , 2010, we incurred net losses of $(146,955) and $(242,134).  From November 13, 2007 (inception date) to June 30, 2010 we incurred a net loss of $(1,112,352).

General and administrative expenses relating to continuing operations increased for the three months and six months ended June 30, 2010  to approximately $(67,920) and $(126,461)  from $(12,046) and $(12,046) for the three and six month periods ended June 30, 2009. The increases  were primarily due to increased management fees, consulting fees, legal and accounting.  In addition, for the three and six months ended June 30, 2010, accretion of discount on convertible note in the amount of $(30,375) and $(64,405) contributed to the net losses of $(146,955) and $(242,134) for the three and six months ending June 30, 2010

On September 1, 2009 we incorporated Green Interactive Hybrid Technologies Canada Inc. (GIH Technologies) in the Province of Alberta, Canada as a wholly owned subsidiary to better attract Canadian investment and as its primary location and focus.

The positive environmental and economic benefits of the company’s products open the opportunity for the company to apply for a variety of governmental grants, both provincial and federal.  These grants range from development capital at extremely favorable loan rates, to outright grant capital for development and subsequent production.  Grant capital focuses on the furthering of green concepts and applications that, now and in the future, will result in significant increase in fuel efficiency, while reducing the carbon footprint.  The high price of fossil fuel has brought to light the need for not only conservation, but also technologies that create efficiency of operation leading to direct fuel savings and decreased pollution.  We have yet to be successful in obtaining any government grants.

It is the Company’s intention to establish an R&D facility in Calgary to further the development of the company’s products and to benefit from government funding for R&D initiatives.  Due to a lack of funding we have yet to establish an R&D facility and to take advantage of any government funding for R&D initiatives.  The focus of the Company’s R&D will be to adapt the GIHS to other engine platforms, i.e. Light duty diesel trucks, stationary gas and diesel engines for the production of electricity and air compression, to aid the lucrative and demanding oil and gas arena, and marine engines, resulting in the same remarkable benefits in power, fuel economy with significant reduction in fossil fuel pollutants.

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

Other milestones are as follows:

1. Raise additional capital by the end of October 31, 2010.

2. We plan on changing our company name to better reflect our business.

3. Apply and obtain government grants and subsidies through the Canadian Subsidiary Company once the Company has been successful in raising additional capital.

4. Purchase the first demonstration GIHS system by  September 30, 2010.

5. Sell 3 GIHS systems by the end of December 31, 2011.

6. Establish a partnership or joint venture with a dealership in Alberta who will supply vehicles at fleet prices.

7.  Once the Company has been successful in raising additional capital, begin R&D development through the Canadian Subsidiary Company on the GIHS, in order for the system to be compatible with other vehicle platforms.

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

To become profitable and competitive, we must sell a sufficient number of our GIHS systems to generate a profit.  We must sell 100 GIHS systems to break even.

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
On August 31, 2009 the mining claims expired and we own no rights or interest in these claims and to any mining properties.  Accordingly, we have not conducted any work on the property and we have terminated our mining operations altogether.

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

      On July 14, 2010, the terms of the license agreement were amended as follows:

1.	The Company must purchase and have operational a demonstration GIHS by September 30, 2010.
2.	The Company must sell at least 3 GIHS units by December 31, 2011.
3.	The Company must sell at least 25 GIHS units by December 31, 2012.
4.	The Company must sell at least 200 GIHS units by December 31, 2013.
5.	The Company must sell at least 500 GIHS units by December 31, 2014.

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

On December 17, 2009, the Company entered into a convertible note agreement with a private company.  The Company received $50,000 which bears interest at 15% per annum and is due on March 31, 2010. Interest shall be payable on the note when the principal amount becomes due. The loan and any unpaid interest are convertible into shares of common stock at a conversion price which is the lesser of (a) $0.15 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion.  On June 1, 2010, the due date of the loan was extended to June 30, 2011.

On March 31, 2010 a private company advanced the Company $28,000.  The loan is non-interest bearing and has no repayment terms.  On May 6, 2010 the private company loaned an additional $17,000 and entered into a convertible note agreement for the gross amount of $45,000.  The note became due on June 30, 2010, the balance was not repaid.  The same private company loaned an additional $5,000 and on July 31, 2010  the Company entered into a convertible note agreement to secure $50,000  of advances.  According to the terms of the agreement the loan is due on June 30, 2011 and bears interest at 15% per annum.  Interest shall be payable on the note when the principal amount becomes due.  The loan and any unpaid interest are convertible into shares of common stock at a conversion price which is the lesser of (a) $0.02 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion.

As of June 30, 2010, our total assets were $2,355  and our total liabilities were $371,207.

      Our executive office is located at 84 Hawkhill Rd. NW Calgary, Alberta, T3G 3H8.  This office is approximately 200 square feet in size and is provided to us free of charge by our sole director and officer. We had not entered into any lease agreement for the office. We do not plan to recognize any rent expenses for this office.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are ineffective as a result of our failure to file our Form 10-Q ending June 30, 2010 in a timely manner.  We failed to file this Form 10-Q for the period ended June 30, 2010 in a timely manner, as a result of not having enough capital to pay our legal, accounting, and filing costs related to the 10Q filing which was due to be filed by the filing deadline of August 16, 2010.

Changes in internal controls

To prevent a recurrence of the deficiency in its disclosure controls and procedures, our Principal Executive Officer and Principal Financial Officer will make arrangements to keep the filings of the Company current for the next twelve months or until additional capital is raised.  We believe the foregoing will not occur in the future.  As a result, we have not made any changes to our disclosure controls and procedures;  Further, there were no additional changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

10.1	Lease Agreement (filed as exhibit 10.1 to the Company’s Form S-1 Registration Statement filed on March 13, 2008 and incorporated herein by reference thereto).

10.2*	Amendment to the License Agreement

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 22nd  day of September, 2010.

NEOHYDRO TECHNOLOGIES CORP.

BY:	MICHAEL KULCHESKI
Michael R. Kulcheski, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Lease Agreement (filed as exhibit 10.1 to the Company’s Form S-1 Registration Statement filed on March 13, 2008 and incorporated herein by reference thereto).

10.2*	Amendment to the License Agreement

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith