Form 10-Q
period 2010-11-19
Neohydro Technologies Corp.
filed 2010-11-22
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53669

\
NEOHYDRO TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

84 Hawkhill Road NW
Calgary, Alberta
Canada   T3G 3H8
(Address of principal executive offices, including zip code)

(877) 241-0265
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐     NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☒   NO  ☐

At November 17, 2010, the Registrant had 58,990,000 shares of common stock, outstanding.

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statement.

	Unaudited Consolidated Balance Sheets - September 30, 2010 and December 31, 2009	3
	Unaudited Consolidated Statements of Operations - Three and Nine Months ended September 30, 2010 and 2009 and Period from November 13, 2007 (Date of Inception to September 2010	4
	Unaudited Consolidated Statements of Stockholders’ Equity (Deficit) - For the Period from November 13, 2007 (Date of Inception) to September 30, 2010	5
	Unaudited Consolidated Statements of Cash Flows - Nine Months ended September 30, 2010 and 2009 and Period from November 13, 2007 (Date of Inception to September 2010	6
	Notes to Audited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	28

Item 4.	Controls and Procedures.	28

PART II – OTHER INFORMATION

Item 1A.	Risk Factors.	28

Item 6.	Exhibits.	28

Signatures		29

Exhibit Index		30

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$-	$39,118
Total Assets	$-	$39,118

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$64,482	$66,074
Due to related party (Note 4)	124,301	25,048
Loans payable (Note 5)	-	35,000
Convertible notes, less unamortized discount of $nil (December 31, 2009 - $31,893) (Note 6)	145,342	18,107
Derivative liabilities (Note 6)	157,167	21,607
Total current liabilities	491,292	165,836

Commitments and Contingencies (Note 9)	-	-

Stockholders' Deficit
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 800,000,000 shares,
58,990,000 shares issued and outstanding	590	590
Additional paid-in capital	742,910	742,910
Deficit accumulated during the development stage	(1,234,792)	(870,218)
Total stockholders' deficit	(491,292)	(126,718)
Total Liabilities and Stockholders' Deficit	$-	$39,118

The accompanying notes are an integral part of these consolidated financial statements.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)
	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Period from November 13, 2007 (Date of Inception) to September 30, 2010

Revenue	$-	$-	$-	$-	$-

Costs and expenses
General and administrative	60,640	103,986	187,101	116,032	365,973

Operating Loss	(60,640)	(103,986)	(187,101)	(116,032)	(365,973)

Other Income (Expense)
Interest expense	(4,050)	-	(68,455)	-	(72,551)
Loss on extinguishment of debt	-	-	(24,467)	-	(24,267)
Loss on change in fair value of derivative liabilities	(57,750)	-	(84,551)	-	(70,169)
		-
Total other expense	(61,800)	-	(177,473)	-	(167,187)

Loss from continuing operations	(122,440)	(103,986)	(364,574)	(116,032)	(533,160)

Discontinued operations
Gain on disposal of discontinued operations	-	18,177	-	18,177	18,177
Operations	-	-	-	(55,510)	(719,809)

Total gain (loss) from discontinued operations	-	18,177	-	(37,333)	(701,632)

Net Income Loss	$(122,440)	$(85,809)	$(364,574)	$(153,365)	$(1,234,792)

Net income (loss) per share - Basic and Diluted:
Loss from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	-	0.00	-	(0.00)
Net loss	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	58,990,000	58,490,000	58,990,000	64,357,000

The accompanying notes are an integral part of these consolidated financial statements.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from November 13, 2007 (Inception) to September 30, 2010
(Expressed in US Dollars)
(Unaudited)

	Common Stock, $0.00001 par value		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Common shares sold for cash at $0.000125 per share	40,000,000	$400	$4,600	$-	$5,000
Common shares sold for cash at $0.00125 per share	32,800,000	328	40,672	-	41,000
Donated services	-	-	1,500	-	1,500
Net Loss	-	-	-	(26,792)	(26,792)

Balance - December 31, 2007	72,800,000	728	46,772	(26,792)	20,708

Common shares sold for cash at $0.40 per unit, less costs of $10,000	250,000	3	89,997	-	90,000
Donated services	-	-	6,000	-	6,000
Net Loss	-	-	-	(637,507)	(637,507)

Balance - December 31, 2008	73,050,000	731	142,769	(664,299)	(520,799)

Common shares returned and cancelled (Note 3)	(14,560,000)	(146)	146	-	-
Common shares issued for cash at $0.20 per unit	500,000	5	99,995	-	100,000
Donated capital - amount due licensor			500,000		500,000
Net Loss	-	-	-	(205,919)	(205,919)

Balance - December 31, 2009	58,990,000	$590	$742,910	$(870,218)	$(126,718)

Net Loss	-	-	-	(364,574)	(364,574)

Balance -September 30, 2010	58,990,000	$590	$742,910	$(1,234,792)	$(491,292)

The accompanying notes are an integral part of these consolidated financial statements.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Period from November 13, 2007 (Date of Inception) to September 30, 2010
Cash Flows from Operating Activities
Net loss	$(364,574)	$(153,365)	$(1,234,792)
Adjustments to reconcile net loss to net cash used
for operating activities:

Donated services	-	-	7,500
Impairment of mineral property acquisition costs	-	-	6,500
Amortization of terminated license agreement costs	-	-	1,096
Impairment of terminated license agreement costs	-	-	498,904
Gain on disposal of discontinued operations	-	(18,177)	(18,177)
Loss on re-valuation of derivative liability	84,551	-	70,169
Accretion of debt discount	68,455	-	72,551
Loss on extinguishment of debt	24,467	-	24,467
Change in operating assets and liabilities:
Prepaid expenses	-	25,295	-
Accounts payable and accrued liabilities	3,730	45,205	87,981
Net cash used for operating activities	(183,317)	(101,042)	(483,801)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	-	(6,500)
Net cash used for investing activities	-	-	(6,500)

Cash Flows from Financing Activities
Proceeds from sales of common stock – net	-	-	236,000
Increase in amount due to related party	99,253	63,831	124,301
Increase in loan payable	-	35,000	-
Proceeds from convertible note	45,000	-	130,000
Net cash provided by financing activities	144,253	98,831	490,301

Decrease in cash	(39,118)	(2,211)	-

Cash - beginning of period	39,118	2,268	-

Cash - end of period	$-	$57	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non cash investing and financing activities:
Acquisition of license agreement in exchange
for liability due Licensor of license agreement	$-	$-	$500,000
Contribution of amount due Licensor of terminated license agreement	$-	$500,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2010, the Company has a working capital deficit of $491,292 and has accumulated losses of $1,234,792 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies (continued)

b)	Interim Financial Information

The unaudited consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 and for the period November 13, 2007 (inception) to September 30, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three and nine month periods ended September 30, 2010 is not necessarily indicative of the results to be expected for any subsequent quarters or the entire year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date.

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

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. The Company utilizes various types of financing to fund its business needs, including convertible debt with conversion features not indexed to the Company’s stock. The Company is required to record its derivative instruments at their fair value. Changes in the fair value of derivatives are recognized in earnings in accordance with ASC 815.

Previously, the Company had assessed that the fair value of the derivative instruments were determined based on “Level 2” inputs. During the three months ended September 30, 2010, the Company re-assessed its derivative financial instruments and determined that the fair value of the derivative instruments are based on “Level 3” inputs, which consist of prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies (continued)

Financial Instruments (continued)

Fair Value Hierarchy

The Company has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Financial assets and liabilities recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2010.  These items are included in “derivative liabilities” on the consolidated balance sheet.

	Fair Value Measurements on a Recurring Basis
	September 30, 2010
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	-	-	$157,167	$157,167
Total liabilities at fair value	-	-	$157,167	$157,167

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies (continued)

Financial Instruments (continued)

The following is a reconciliation of the beginning and ending balances for the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine month period ended September 30, 2010:

	Derivatives	Total
Beginning balance	$-	$-

Total gains or losses (realized/unrealized):

Included in earnings (Loss on change in fair value of conversion feature)	84,551	84,551

Included in other comprehensive income	-	-

Purchases, issuances, and settlements	51,009	51,009

Transfers in and/or out of Level 3	21,607	21,607

Ending balance	$157,167	$157,167

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to liabilities still held at September 30, 2010	$84,551	$84,551

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the nine month period ended September 30, 2010, are reported in other expenses as follows:

Other Expenses
Total gains or losses included in earnings (or changes in net assets) for the period ended September 30, 2010	$(84,551)

Change in unrealized gains or losses relating to liabilities still held at September 30, 2010	$84,551

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies (continued)

d.    Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

e.         Recently Issued Accounting Pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements,” which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (early adoption is permitted). The Company adopted FASB Accounting Standards Update No. 2010-06 for the three month period ended September 30, 2010 and updated its disclosures as a result.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements,” which provides amendments to Subtopic 855-10 as follows:

1.
An entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.
An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.
The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Expressed in US Dollars)

2.  Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors.  That amendment is effective for interim or annual periods after June 15, 2010. The Company adopted FASB Accounting Standards Update No. 2010-009 for the nine month period ended September 30, 2010 and updated its disclosures as a result.

The Company’s management does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

f.   Subsequent Events

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued. There were no material subsequent events that required recognition additional disclosure in these financial statements.

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

The Company initially capitalized the $500,000 license agreement cost and recorded amortization expense of $1,096 for the period September 22, 2008 to September 30, 2008 (using the straight line method over the estimated 10 year economic life of the agreement). As at September 30, 2008, the Company reviewed the remaining $498,904 carrying value of the license agreement costs for potential impairment. Considering all facts and circumstances, the Company concluded that it was not more likely than not that any of the $498,904 carrying costs were recoverable. Accordingly, the Company expensed a $498,904 provision for impairment of license agreement costs at September 30, 2008 and reduced the license agreement costs, net, to $nil.

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

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Expressed in US Dollars)

4.	Related Party Balances/Transactions

Due to related parties, which are non-interest bearing, unsecured, and have no specific terms of repayment, consist of:

	September 30, 2010	December 31, 2009

Due to former chief executive officer (from November 13, 2007 to September 22 ,2008) for advances and expenses paid on behalf of the Company	$20,998	$20,998
Due to significant stockholders
Unpaid consulting fees	28,051	4,050
Due to current chief executive officer
Unpaid management fees	75,000	-
Expenses paid on behalf of the Company	252	-
Total	$124,301	$25,048

For the nine months ended September 30, 2010, the Company incurred $112,500, $12,500 per month,  (September 30, 2009 - $Nil) in management fees expense for services provided by its current chief executive officer (from June 8, 2009); $37,500 of the management fees incurred were paid as of September 30, 2010.

The Company’s office services and office space are provided without charge by the sole officer and director of the Company.

5.	Loans Payable

a)
On July 30, 2009, the Company entered into a loan agreement with a private company for $35,000 (“Lender”). The loan was non-interest bearing and due in full on March 1, 2010. The loan could be cancelled upon the conversion of the loan into shares by the Lender. The loan was not repaid by the due date of March 1, 2010 and on April 9, 2010 a new agreement was signed.  (see Note 6(b)).

b)
On March 31, 2010, a private company loaned the Company $28,000.   The loan was non-interest bearing and had no repayment terms.  On May 6, 2010, the private company loaned an additional $17,000 and entered into a convertible note agreement for the gross amount of $45,000 due in full on June 30, 2010.  The loan was not repaid by the due date and a new note was signed on July 31, 2010. (see Note 6(c)).

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Expressed in US Dollars)

6.	Convertible Notes

a)
On December 17, 2009, the Company entered into a convertible note agreement with a private company.  The Company received $50,000 which bears interest at 15% per annum and was due on March 31, 2010. On April 1, 2010, the due date of the loan was extended to June 1, 2010 and on June 1, 2010 the due date of the loan was extended to June 30, 2011. The Company evaluated the modifications and concluded that the modifications were not troubled debt restructurings or extinguishments of the original debt; as a result no gain or loss was recognized upon modification and no change to the carrying value of the debt was recognized. Interest is payable on the note when the principal amount becomes due. The loan and any unpaid interest are convertible into shares of common stock at a conversion price which is the lesser of (a) $0.15 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion. The Company initially recognized the fair value of the embedded conversion feature of $35,989 as a derivative liability and reduced the carrying value of the convertible loan to $14,011.  The discount on the convertible loan was accreted over the term of the convertible loan, and at March 31, 2010 the unamortized discount was $0, increasing the carrying value to the face value of $50,000. As at September 30, 2010, the discount was fully accreted and the carrying value of the convertible debt was $50,000.  At September 30, 2010 accrued interest of $5,152 was outstanding and included in the convertible note balance on the accompanying balance sheet. The fair value of the derivative liability at September 30, 2010 was $58,431 and a loss of $20,816 and $36,825 for the three and nine months ended September 30, 2010, respectively, was recorded on the change in the fair value of the derivative liability.  The fair value of the derivative liability of $58,431 was determined using the Black Scholes option pricing model with a quoted market price of $0.01, a conversion price of $0.0075, expected volatility of 339%, no expected dividends, an expected term of nine months and a risk-free interest rate of 0.23%. As of September 30, 2010, the loan has not been repaid or converted into shares.

b)
On April 9, 2010, the Company entered into a convertible loan agreement which replaced the loan agreement for $35,000 referred to in Note 5(a). According to the terms of the agreement the loan is due March 1, 2011 and bears interest at 12% per annum. Interest is payable on the note when the principal amount becomes due. The loan and any unpaid interest are convertible into shares of common stock at a conversion price which is the lesser of (a) $0.015 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion. The Company evaluated the modification and concluded that the modification was an extinguishment of the original debt; as a result a loss of $24,467 for the three months ended June 30, 2010 and the nine months ended September 30, 2010 was recognized upon modification and no change to the carrying value of the debt was recognized as the Company determined that the fair value of the new debt was $35,000. The fair value of the derivative liability at September 30, 2010 was $39,928 and a loss of $15,461 for the three and nine months ended September 30, 2010 was recorded for the change in the fair value of the derivative liability.  The fair value of the derivative liability of $39,928 was determined using the Black Scholes option pricing model with a quoted market price of $0.01, a conversion price of $0.0075, expected volatility of 428%, no expected dividends, an expected term of five months and a risk-free interest rate of 0.19%. As at September 30, 2010, the discount was $0 and the carrying value of the convertible debt was $35,000.  At September 30, 2010 accrued interest of $2,002 was also outstanding and included in the convertible note balance on the accompanying balance sheet.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Expressed in US Dollars)

6.     Convertible Note (continued)

c)
On May 6, 2010, the Company entered into a convertible note agreement to secure $45,000 of advances referred to in Note 5(b).  According to the terms of the agreement the loan was due on June 30, 2010 and bore interest at 15% per annum.  Interest was payable on the note when the principal became due.  The loan and any unpaid interest were convertible into shares of common stock at a conversion price which of the lesser of (a) $0.02 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion.  The Company initially recognized the fair value of the embedded conversion feature of $26,543 as a derivative liability and reduced the carrying value of the convertible loan to $18,457. The initial fair value of the derivative liability at May 6, 2010 of $26,543 was determined using the Black Scholes option pricing model with a quoted market price of $0.02, a conversion price of $0.0165, expected volatility of 291%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.32%. The discount on the convertible loan was accreted over the term of the convertible loan, increasing the carrying value to the face value of $45,000 on June 30, 2010. As at June 30, 2010, the discount was fully accreted and the carrying value of the convertible debt was $45,000 and the loan had not been repaid or converted into shares. On July 31, 2010 the loan was extended to June 30, 2011 and an additional $5,323 was loaned to the Company. The Company evaluated the modifications and concluded that the modifications were not troubled debt restructurings or extinguishments of the original debt; as a result no gain or loss was recognized upon modification. The fair value of the derivative liability at September 30, 2010 was $58,808 and a loss of $21,474 and for the three and nine months ended September 30, 2010, respectively, was recorded for the change in the fair value of the derivative liability.  The fair value of the derivative liability of $58,808 was determined using the Black Scholes option pricing model with a quoted market price of $0.01, a conversion price of $0.0075, expected volatility of 339%, no expected dividends, an expected term of nine months and a risk-free interest rate of 0.23%. As at September 30, 2010, the discount was $0 and the carrying value of the convertible debt was $50,323.  At September 30, 2010 accrued interest of $2,865 was also outstanding and included in the convertible note balance on the accompanying balance sheet.

7.     Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2009 and September 30, 2010	1,250,000	$0.15

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

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Expressed in US Dollars)

7.     Share Purchase Warrants (continued)

As at September 30, 2010, the following common share purchase warrants were outstanding:

Description	Number of Warrants	Exercise Price	Expiry Date

Issued September 23, 2008	250,000	$0.40	September 23, 2011
Issued October 1, 2009	500,000	$0.10	October 1, 2012
Issued October 1, 2009	500,000	$0.08	October 1, 2013

Total	1,250,000

As at September 30, 2010, the aggregate intrinsic value of the common share purchase warrants was $0.

8.     Income Taxes

No provisions for income taxes have been recorded in the periods presented since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $190,808 at September 30, 2010 (December 31, 2009 - $127,194) attributable to the future utilization of the net operating loss carry-forward of $561,200 at September 30, 2010 (December 31, 2009 - $374,100) will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $561,200 net operating loss carry-forward expires $25,292 in year 2027, $132,603 in year 2028, $216,205 in year 2029, and $187,100 in year 2030.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The components of the net deferred income tax assets consist of:

	September 30, 2010	December 31, 2009

Net operating loss carry-forward	$190,808	$127,194

Valuation allowance	(190,808)	(127,194)

Net deferred income tax assets	$–	$–

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Expressed in US Dollars)

8.    Income Taxes (continued)

Expected income tax benefit computed by applying the U.S. statutory income tax rate of 34% to pre-tax loss differs from the Company’s benefit from income taxes, as follows:

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

Expected income tax expense (benefit) at 34%	$(123,955)	$(52,144)
Non-taxable portion of gain on disposal of Discontinued operations	–	6,180
Non-deductible accretion	23,275	–
Non-deductible loss on re-valuation of derivative liability and loss on extinguishment of debt	37,066	–

Change in valuation allowance	63,614	45,964

Provision for (benefit from) income taxes	$–	$–

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

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Expressed in US Dollars)

9.    Commitments and Contingencies (continued)

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

If the first and second milestones of the GIHS licensing agreement are not achieved the effect of this will result in the non issuance of the 15,000,000 shares to be issued to Kulcheski and Gelbard.

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

If the first and second milestones of the GIHS licensing agreement described in the preceding paragraph are not achieved, Kulcheski and Gelbard are to return the 15,000,000 shares of common stock held by them to the treasury of the Company. The shares are not included in the number of issued and outstanding common shares at September 30, 2010 and December 31, 2009 since they are contingently returnable.

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

    We did not purchase and have operational a demonstration GIHS by September 30, 2010 and are currently in default under the licensing agreement.

    If the first and second milestones of the GIHS licensing agreement described in the preceding paragraph are not achieved, Kulcheski and Gelbard are to return the 15,000,000 shares of common stock held by them to the treasury of the Company. The shares are not included in the number of issued and outstanding common shares at September 30, 2010 and December 31, 2009 since they are contingently returnable.

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

Our office services and office space are provided without charge by the sole officer and director of the Company.  We do not intend to hire additional employees at this time other than occasional temporary office staff as needed from time to time to assist in market research.

Results of Operations

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009.

We have had no revenues since inception from November 13, 2007 to the periods ended September 30, 2010. In the three and nine months ended September 30, 2010, we incurred net losses of $122,440 and $364,574, respectively. From November 13, 2007 (inception date) to September 30, 2010 we incurred a net loss of $1,234,792.

General and administrative expense relating to continuing operations for the three months ended September 30, 2010 was $60,640 compared to $103,986 for the three months ended September 30, 2009, representing a decrease of $43,346, or 41.7%.  General and administrative expense relating to continuing operations for the nine months ended September 30, 2010 was $187,101 compared to $116,032 for the nine months ended September 30, 2009, representing an increase of $71,069 or 61.2%.  The increase in general and administrative expenses is primarily due to increased management fees, consulting fees, legal and accounting.  In addition, for the three and nine months ended September 30, 2010, accretion of discount on convertible notes in the amount of $4,050 and $68,455, respectively, contributed to the net losses of $122,440 and $364,574 for the three and nine months ending September 30, 2010, respectively.

Milestones

We have one milestone for the next twelve months. It is to sell a sufficient number of GIHS systems to generate revenues in order to operate profitably.

Other milestones are as follows:

1) Renegotiate our License Agreement by the end of November 2010.

    2) Raise additional capital by the end of December 31, 2010.

    3) We plan on changing our company name to better reflect our business.

4) Apply and obtain government grants and subsidies through the Canadian Subsidiary Company once the Company has been successful in raising additional capital.

5) To purchase and have operational a demonstration GIHS system as soon as possible.

6) Establish a partnership or joint venture with a dealership in Alberta who will supply vehicles at fleet prices.

7) Once the Company has been successful in raising additional capital, begin R&D development through the Canadian Subsidiary Company on the GIHS, in order for the system to be compatible with other vehicle platforms.

We have nominal cash at the present time and cannot operate until we raise additional capital.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have just completed our fifth quarter of our current operations as a company focused on “Green” technologies in the automotive, transportation, power generation, and, focused initially on the light-duty trucking industry and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the sales cycle and manufacturing, and possible cost overruns due to price and cost increases in raw materials.

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

From Inception on November 13, 2007

The Company acquired the Rio Lode Claim, which was located on November 24, 2007 and filed on December 7, 2007 in the Clark County recorder’s office in Las Vegas.  On August 31, 2009 the mining claims expired and we own no rights or interest in these claims and to any mining properties.

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

We did not purchase and have operational a demonstration GIHS by September 30, 2010 and are currently in default under the licensing agreement.

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

In November 2007, we issued 40,000,000 shares of common stock to our sole officer and director, Venugopal Rao Balla, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933.  The purchase price of the shares was $5,000.  This was accounted for as an acquisition of shares.  Venugopal Rao Balla covered some of our initial expenses by paying $125 for incorporation documents and $2,634 website support and operation costs.  The amount owed to Mr. Balla is non-interest bearing, unsecured and due on demand.  Further the agreement with Mr. Balla is oral and there is no written document evidencing the agreement.

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

    If the first and second milestones of the GIHS licensing agreement are not achieved, Kulcheski and Gelbard are to return the 15,000,000 shares of common stock held by them to the treasury of the Company. The shares are not included in the number of issued and outstanding common shares at September 30, 2010 and December 31, 2009 since they are contingently returnable.

    On December 17, 2009, the Company entered into a convertible note agreement with a private company.  The Company received $50,000 which bears interest at 15% per annum and was due on March 31, 2010. On April 1, 2010, the due date of the loan was extended to June 1, 2010 and on June 1, 2010 the due date of the loan was extended to June 30, 2011. The Company evaluated the modifications and concluded that the modifications were not troubled debt restructurings or extinguishments of the original debt; as a result no gain or loss was recognized upon modification and no change to the carrying value of the debt was recognized. Interest is payable on the note when the principal amount becomes due. The loan and any unpaid interest are convertible into shares of common stock at a conversion price which is the lesser of (a) $0.15 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion. The
Company initially recognized the fair value of the embedded conversion feature of $35,989 as a derivative liability and reduced the carrying value of the convertible loan to $14,011.  The discount on the convertible loan was accreted over the term of the convertible loan, and at March 31, 2010 the unamortized discount was $0, increasing the carrying value to the face value of $50,000. As at September 30, 2010, the discount was fully accreted and the carrying value of the convertible debt was $50,000.  At September 30, 2010 accrued interest of $5,152 was outstanding and included in the convertible note balance on the accompanying balance sheet. The fair value of the derivative liability at September 30, 2010 was $58,431 and a loss of $20,816 and $36,825 for the three and nine months ended September 30, 2010, respectively, was recorded on the change in the fair value of the derivative liability.  The fair value of the derivative liability of $58,431 was determined using the Black Scholes option pricing model with a quoted market price of $0.01, a conversion price of $0.0075, expected volatility of 339%, no expected dividends, an expected term of nine months and a risk-free interest rate of 0.23%. As of September 30, 2010, the loan has not been repaid or converted into shares.

    On April 9, 2010, the Company entered into a convertible loan agreement which replaced the loan agreement for $35,000 referred to in Note 5(a). According to the terms of the agreement, the loan is due March 1, 2011 and bears interest at 12% per annum. Interest is payable on the note when the principal amount becomes due. The loan and any unpaid interest are convertible into shares of common stock at a conversion price which is the lesser of (a) $0.015 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion. The Company evaluated the modification and concluded that the modification was an extinguishment of the original debt; as a result a loss of $24,467 for the three months ended June 30, 2010 and nine months ended September 30, 2010 was recognized upon modification and no change to the carrying value of the debt was recognized as the Company determined that the fair value of the new debt was $35,000. The fair value of the derivative liability at September 30, 2010 was $39,928 and a loss of $15,461 for the three and nine months ended September 30, 2010 was recorded for the change in the fair value of the derivative liability.  The fair value of the derivative liability of $39,928 was determined using the Black Scholes option pricing model with a quoted market price of $0.01, a conversion price of $0.0075, expected volatility of 428%, no expected dividends, an expected term of five months and a risk-free interest rate of 0.19%. As at September 30, 2010, the discount was $0 and the carrying value of the convertible debt was $35,000.  At September 30, 2010 accrued interest of $2,002 was also outstanding and included in the convertible note balance on the accompanying balance sheet.

    On May 6, 2010, the Company entered into a convertible note agreement to secure $45,000 of advances referred to in Note 5(b).  According to the terms of the agreement the loan was due on June 30, 2010 and bore interest at 15% per annum.  Interest was payable on the note when the principal became due.  The loan and any unpaid interest were convertible into shares of common stock at a conversion price which of the lesser of (a) $0.02 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion.  The Company initially recognized the fair value of the embedded conversion feature of $26,543 as a derivative liability and reduced the carrying value of the convertible loan to $18,457. The initial fair value of the derivative liability at May 6, 2010 of $26,543 was determined using the Black Scholes option pricing model with a quoted market price of $0.02, a conversion price of $0.0165, expected volatility of 291%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.32%. The discount on the convertible loan was accreted over the term of the convertible loan, increasing the carrying value to the face value of $45,000 on June 30, 2010. As at June 30, 2010, the discount was fully accreted and the carrying value of the convertible debt was $45,000 and the loan had not been repaid or converted into shares. On July 31, 2010 the loan was extended to June 30, 2011 and an additional $5,323 was loaned to the Company. The Company evaluated the modifications and concluded that the modifications were not troubled debt restructurings or extinguishments of the original debt; as a result no gain or loss was recognized upon modification. The fair value of the derivative liability at September 30, 2010 was $58,808 and a loss of $21,474 and $32,265 for the three and nine months ended September 30, 2010, respectively, was recorded for the change in the fair value of the derivative liability.  The fair value of the derivative liability of $58,808 was determined using the Black Scholes option pricing model with a quoted market price of $0.01, a conversion price of $0.0075, expected volatility of 339%, no expected dividends, an expected term of nine months and a risk-free interest rate of 0.23%. As at September 30, 2010, the discount was $0 and the carrying value of the convertible debt was $50,323.  At September 30, 2010 accrued interest of $2,865 was also outstanding and included in the convertible note balance on the accompanying balance sheet.

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

    As of September 30, 2010, our total assets were $0 and our total liabilities were $491,292.

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

    The Company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2010, the Company has a working capital deficit of $491,292 and has accumulated losses of $1,234,792 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.            CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

    Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were not effective as a result of our failure to file our Form 10-Q ending June 30, 2010 in a timely manner.

    To prevent a recurrence of the deficiency in its disclosure controls and procedures, our Principal Executive Officer and Principal Financial Officer will make arrangements to keep the filings of the Company current for the next twelve months or until additional capital is raised.  We believe the foregoing will not occur in the future.  As a result, we have not made any changes to our disclosure controls and procedures.

Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of November, 2010.

NEOHYDRO TECHNOLOGIES CORP.

BY:	MICHAEL R. KULCHESKI
Michael R. Kulcheski
President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.