Form 10-K
period 2010-12-31
Neohydro Technologies Corp.
filed 2011-04-15
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-53669

NEOHYDRO TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

84 Hawkhill Road NW, Calgary, Alberta, Canada	T3G 3H8
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 877.241.0265

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.00001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes[ ] No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes[ ] No[X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes[X]     No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes[ ]     No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[X]     No[ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2010 was $330,500 based on a $0.01 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
165,358,040 common shares as of April 13, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean Neohydro Technologies Corp. a Nevada corporation, unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on November 13, 2007.

We have previously been engaged in the business of acquisition and exploration of mining properties and industrial waste water business. Until March 8, 2011 we were in the business of installing a patented turbo systems that was proven to assist an engine to operate more efficiently, with less effort, less fuel consumption, and enhanced horsepower. We are no longer in any of these businesses. We maintain our statutory registered agent's office at National Registered Agents, Inc. of NV, 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office is located at 200 Centennial Avenue, Suite 200, Piscataway, New Jersey 08854. Our telephone number is 732-377-2063.

Other than as set out in this annual report, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are now a company with no operations.

As of the date hereof, we have not been successful in the business of installing patented turbo systems that were proven to assist an engine to operate more efficiently, with less effort, less fuel consumption, and enhanced horsepower, focused initially on the light and heavy-duty trucking industry.

Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.

Other than as set out herein, we have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

During the year ended December 31, 2010, our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

We are focusing our preliminary merger/acquisition activities on potential business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We may seek a business opportunity with entities whom have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity or whether the opportunity's operations will be profitable.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

Patents and Trademarks

We do not own any patents or trademarks,.

Employees

We currently have no employees other than our sole officer and director. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Executive Offices

Our business office is located at 200 Centennial Avenue, Suite 200, Piscataway, New Jersey 08854. Our office services and office space are provided without charge by the sole officer and director of our company. We do not anticipate that we will require any additional premises in the foreseeable future.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “NHYT”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low bid quotations for our common stock for each fiscal quarter during our two most recently completed fiscal years. These quotations are based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

OTC Bulletin Board(1)
Quarter Ended	High	Low
March 31, 2011	$0.009	$0.0041
December 31, 2010	$0.015	$0.004
September 30, 2010	$0.02	$0.005
June 30, 2010	$0.03	$0.0102
March 31, 2010	$0.06	$0.018
December 31, 2009	$0.36	$0.05
September 30, 2009	$0.45	$0.15
June 30, 2009	$0.20	$0.09
March 31, 2009	$0.33	$0.13
December 31, 2008	$0.45	$0.17

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Empire Stock Transfer Inc., 1859 Whitney Mesa Dr., Henderson, NV 89014 Telephone: (702) 818-5898; Facsimile: (702) 974-1444, is the registrar and transfer agent for our common shares.

On April 13, 2011, the shareholders' list showed 8 registered shareholders and 165,358,040 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as set forth below, we did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2010 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q or in our current reports on Form 8-K filed during the year ended December 31, 2010.

On December 22, 2010, we issued 17,455,375 shares of common stock at a purchase price of $0.0033 per share based on a 25% discount to the five day value weighted average stock price of the common stock in connection with the full conversion of a convertible note agreement in the amount of $50,000.

On December 22, 2010, we issued 11,502,200 shares of common stock at a purchase price of $0.0033 per share based on a 25% discount to the five day value weighted average stock price of the common stock in connection with the full conversion of a convertible note agreement in the amount of $35,000.

On December 22, 2010, we issued 16,637,581 shares of common stock at a purchase price of $0.0033 per share based on a 25% discount to the five day value weighted average stock price of the common stock in connection with the full conversion of a convertible note agreement dated May 6, 2010.

On December 22, 2010, we issued an aggregate of 9,090,909 shares of common stock at a price of $0.0033 per share in settlement of $30,000 of accounts payable.

On December 22, 2010, we issued an aggregate of 45,318,181 shares of common stock at a price of $0.0033 per share in settlement of $149,550 of related party payables.

On December 22, 2010, we issued an aggregate of 6,363,794 shares of common stock at a price of $0.0033 per share in settlement of $21,001 due to the former chief executive officer and significant shareholder for advances and expenses paid on behalf of our company.

We issued all of the securities to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in offshore transactions relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2010.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for our Years Ended December 31, 2010 and 2009

Our net loss and comprehensive loss for our year ended December 31, 2010, for our year ended December 31, 2009 and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2010 $	Year Ended December 31, 2009 $	Change Between Year Ended December 31, 2010 and Year Ended December 31, 2009 $
Revenue	Nil	Nil	Nil
General and administrative	363,924	178,872	185,052
Net loss for the period	(413,897)	(205,919)	(207,978)

General and Administrative

We have no revenues in the periods ended December 31, 2010 and 2009. In the twelve month periods ended December 31, 2010, we incurred net losses of $(413,897). From November 13, 2007 (inception date) to December 31, 2010 we incurred a net loss of $(1,284,115).

General and administrative expenses relating to operations increased for the twelve months ended December 31, 2010 to approximately $363,924 from approximately $178,872 for the twelve month period ended December 31, 2009. The increase of $185,052 was primarily due to increased management fees, legal fees, accounting fees, and marketing and administrative costs related to securing contracts for the patented turbo hybrid system (GIHS).

Our company did not purchase and have operational a demonstration GIHS by September 30, 2010, as required under the amended licensing agreement, and is therefore, currently in default under the licensing agreement. On March 8, 2011, our company received notice from the GIHS Licensor that our company was in default under the licensing agreement by failing to purchase and have operational a demonstration GIHS by September 30, 2010 and the agreement was terminated by the licensor.

Liquidity and Financial Condition

Working Capital

	At	At
	December 31,	December 31,
	2010	2009
Current assets	$14,076	$39,118
Current liabilities	56,771	165,836
Working capital (deficit)	$(42,695)	$(126,718)

Cash Flows

	Year Ended
	December 31,		December 31
	2010		2009
Cash flows used in operating activities	$(235,128)		$(156,678)
Cash flows provided by (used in) investing activities	Nil	$	Nil
Cash flows provided by financing activities	210,086		$193,528
Net increase (decrease) in cash during period	$(25,042)		$36,850

Operating Activities

Net cash used in operating activities was $235,128 for our year ended December 31, 2010 compared with cash used in operating activities of $156,678 in the same period in 2009. The increase of $78,450 in operating activities is mainly attributable to marketing the GIHS technology and sales activities in order to try and secure purchase orders.

Investing Activities

Net cash provided by investing activities was $Nil for our year ended December 31, 2010 compared to net cash used in investing activities of $Nil in the same period in 2009.

Financing Activities

Net cash from financing activities was $210,086 for our year ended December 31, 2010 compared to $193,528 in the same period in 2009. The increase was mainly attributable to additional financings in fiscal 2010.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

These accompanying consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. As of December 31, 2010, the Company has accumulated losses of $1,284,115 since inception and has a working capital deficit of $42,695. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund capital expenditures, working capital and other cash requirements for the year ending December 31, 2011. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain sufficient equity financing and the attainment of profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon the accompanying consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America and are expressed in United States Dollars. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Our company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of our financial instruments. Our company utilizes various types of financing to fund our business needs, including convertible debt with conversion features not indexed to our company’s stock. Our company is required to record our derivative instruments at their fair value. Changes in the fair value of derivatives are recognized in earnings in accordance with ASC 815, Derivatives and Hedging.

Previously, our company had assessed that the fair value of the derivative instruments were determined based on “Level 2” inputs. During the year ended December 31, 2010, our company re-assessed our derivative financial instruments and determined that the fair value of the derivative instruments are based on “Level 3” inputs, which consist of prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

Fair Value Hierarchy

Our company has categorized our financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in our entirety. Our company conducts a review of fair value hierarchy classifications on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.

Basic and Diluted Earnings (Loss) Per Share

Our company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and the if-converted method for convertible preferred stock. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2010, our company has 1,250,000 (2009 – 2,399,425) potentially dilutive securities outstanding that have been excluded from the diluted EPS calculation.

Foreign Currency Translation

Our company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. Our company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Recent Accounting Pronouncements

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

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (early adoption is permitted). Our company adopted FASB Accounting Standards Update No. 2010-06 for the year ended December 31, 2010 and updated its disclosures as a result.

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

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. Our company adopted FASB Accounting Standards Update No. 2010-009 for the year ended December 31, 2010 and updated its disclosures as a result.

Our company’s management does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Neohydro Technologies Corp.
(A Development Stage Company)
December 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Neohydro Technologies Corp.
(A Development Stage Company)
Piscataway, New Jersey

We have audited the accompanying consolidated balance sheets of Neohydro Technologies Corp. (A Development Stage Company) (the “Company”), as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from November 13, 2007 (Inception) to December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the period from November 13, 2007 (Inception) to December 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those consolidated financial statements. The consolidated financial statements for the period from November 13, 2007 (Inception) to December 31, 2008 include total revenues of $-0- and a net loss of $664,299, respectively. Our opinion on the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the period from November 13, 2007 (Inception) to December 31, 2010, insofar as it relates to amounts from November 13, 2007 (Inception) to December 31, 2008, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neohydro Technologies Corp. as of December 31, 2010 and 2009 and the consolidated results of their operations and their consolidated cash flows for the years then ended and for the period from November 13, 2007 (Inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. As of December 31, 2010, the Company has accumulated losses of $1,284,115 since inception and has a working capital deficit of $42,695. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 12, 2011

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$14,076	$39,118
Total Assets	$14,076	$39,118
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$42,510	$66,074
Due to related parties (Note 4)	261	25,048
Loans payable (Note 5)	14,000	35,000
Convertible notes, less unamortized discount of $nil (2009 - $31,893) (Note 6)	-	18,107
Derivative liabilities (Note 6)	-	21,607
Total current liabilities	56,771	165,836
Commitments and Contingencies (Note 11)	-	-
Stockholders' Deficit
Preferred Stock, $0.00001 par value; authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value; authorized 800,000,000 shares, 165,358,040 shares issued and outstanding (2009 - 58,990,000 shares)	1,654	590
Additional paid-in capital	1,239,766	742,910
Deficit accumulated during the development stage	(1,284,115)	(870,218)
Total stockholders' deficit	(42,695)	(126,718)
Total Liabilities and Stockholders'
Deficit	$14,076	$39,118

See notes to consolidated financial statements

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

			Period from
			November 13,
	For the year	For the year	2007
	ended	ended	(Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
Revenue	$-	$-	$-
Costs and expenses
General and administrative	363,924	178,872	542,796
Operating Loss	(363,924)	(178,872)	(542,796)
Other Income (Expense)
Interest expense	(11,046)	(4,096)	(15,142)
Loss on extinguishment of debt	(24,545)	-	(24,545)
(Loss) Gain on change in fair value of conversion feature	(14,382)	14,382	-

Total other income (expense)	(49,973)	10,286	(39,687)
Loss from continuing operations	(413,897)	(168,586)	(582,483)
Discontinued operations
Gain on disposal of discontinued operations	-	18,177	18,177
Operations	-	(55,510)	(719,809)

Total loss from discontinued operations	-	(37,333)	(701,632)
Net Income (Loss)	$(413,897)	$(205,919)	$(1,284,115)
Net income (loss) per share - Basic and Diluted:
Loss from continuing operations	$(0.01)	$(0.00)
Discontinued operations	-	(0.00)
Net income (loss)	$(0.01)	$(0.00)
Weighted Average Shares Outstanding
Basic and Diluted	61,613,000	63,003,000

See notes to consolidated financial statements

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from November 13, 2007 (Inception) to December 31, 2010

				Deficit
				Accumulated
	Common Stock,		Additional	During the
	$0.00001 par value		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance - November 13, 2007 (Inception)	-	$-	$-	$-	$-
Common shares sold for cash at $0.000125 per share	40,000,000	400	4,600	-	5,000
Common shares sold for cash at $0.00125 per share	32,800,000	328	40,672	-	41,000
Donated services	-	-	1,500	-	1,500
Net Loss	-	-	-	(26,792)	(26,792)
Balance - December 31, 2007	72,800,000	728	46,772	(26,792)	20,708
Common shares sold for cash at $0.40 per unit, less costs of $10,000	250,000	3	89,997	-	90,000
Donated services	-	-	6,000	-	6,000
Net Loss	-	-	-	(637,507)	(637,507)
Balance - December 31, 2008	73,050,000	731	142,769	(664,299)	(520,799)
Common shares returned and cancelled (Note 3)	(14,560,000)	(146)	146	-	-
Common shares issued for cash at $0.20 per unit	500,000	5	99,995	-	100,000
Donated capital - amount due licensor			500,000		500,000
Net Loss	-	-	-	(205,919)	(205,919)
Balance - December 31, 2009	58,990,000	$590	$742,910	$(870,218)	$(126,718)
Common shares issued for conversion of convertible notes	45,595,156	456	150,009		150,465
Common stock issued for settlement of related party payables	51,681,975	517	292,392		292,909
Common stock issued for settlement of payables	9,090,909	91	54,455		54,546
Net Loss	-	-	-	(413,897)	(413,897)
Balance -December 31, 2010	165,358,040	$1,654	$1,239,766	$(1,284,115)	$(42,695)

See notes to consolidated financial statements

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Period from
			November
			13, 2007
	For the year	For the year	(Inception)
	ended	ended	to
	December 31,	December 31,	December
	2010	2009	31, 2010
Cash Flows from Operating Activities
Net loss	$(413,897)	$(205,919)	$(1,284,115)
Adjustments to reconcile net loss to net cash used for operating activities:
Donated services	-	-	7,500
Impairment of mineral property acquisition costs	-	-	6,500
Amortization of terminated license agreement costs	-	-	1,096
Impairment of terminated license agreement costs	-	-	498,904
Gain on disposal of discontinued operations	-	(18,177)	(18,177)
Loss (gain) on derivative liability	14,382	(14,382)	-
Accretion (gain on extinguishment) of debt discount	(4,096)	4,096	-
Stock-based compensation	122,359	-	122,359
Loss on extinguishment of debt	24,545	-	24,545
Change in operating assets and liabilities:
Prepaid expenses	-	25,295	-
Accounts payable and accrued liabilities	21,579	52,409	42,510
Net cash used for operating activities	(235,128)	(156,678)	(598,878)
Cash Flows from Investing Activities
Mineral property acquisition costs	-	-	(6,500)
Net cash used for investing activities	-	-	(6,500)
Cash Flows from Financing Activities
Proceeds from sales of common stock - net	-	100,000	236,000
Net advances from related party	145,763	8,528	234,131
Proceeds from loans payable and convertible debt	64,323	85,000	149,323
Net cash provided by financing activities	210,086	193,528	619,454
Increase (Decrease) in cash	(25,042)	36,850	14,076
Cash - beginning of period	39,118	2,268	-
Cash - end of period	$14,076	$39,118	$14,076
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non cash investing and financing activities (Note 12)

See notes to consolidated financial statements

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

Neohydro Technologies Corp. (the “Company”) was incorporated in the State of Nevada on November 13, 2007 as Rioridge Resources Corp. On July 22, 2008, the Company changed its name to Neohydro Technologies Corp. From December 14, 2007 to September 20, 2008, the Company’s principal business was the acquisition and exploration of mineral resources. On September 22, 2008 (see Note 3), the Company entered into a licensing agreement and acquired the exclusive worldwide marketing, distribution and licensing rights to water sterilization technology. On March 31, 2009, the water sterilization technology license agreement was terminated by the licensor. On June 8, 2009 (see Note 11), the Company entered into a licensing agreement to market and sell in Canada an environmental fuel efficient turbo technology called Green Interactive Hybrid System (“GIHS”). On September 1, 2009, the Company incorporated Green Interactive Hybrid Technologies Canada Inc. “GIH Canada” in the Province of Alberta, Canada as a wholly-owned subsidiary to better attract Canadian investment. On March 8, 2011, the GIHS license agreement was terminated by the licensor.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. As of December 31, 2010, the Company has accumulated losses of $1,284,115 since inception and has a working capital deficit of $42,695. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund capital expenditures, working capital and other cash requirements for the year ending December 31, 2011. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain sufficient equity financing and the attainment of profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. The Company utilizes various types of financing to fund its business needs, including convertible debt with conversion features not indexed to the Company’s stock. The Company is required to record its derivative instruments at their fair value. Changes in the fair value of derivatives are recognized in earnings in accordance with ASC 815, Derivatives and Hedging.

Previously, the Company had assessed that the fair value of the derivative instruments were determined based on “Level 2” inputs. During the year ended December 31, 2010, the Company re-assessed its derivative financial instruments and determined that the fair value of the derivative instruments are based on “Level 3” inputs, which consist of prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

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

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

	c)	Financial Instruments (continued)

The following is a reconciliation of the beginning and ending balances for the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2010:

	Derivatives	Total
Beginning balance, January 1, 2010	$21,607	$21,607

Total gains or losses, realized and unrealized:

Net loss included in earnings	14,382	14,382

Net change in fair value of conversion feature	180,294	180,294

Purchases, issuances, and settlements	(216,283)	(216,283)

Transfers in (out) of Level 3	-	-

Ending balance, December 31, 2010	$-	$-

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to liabilities still held at December 31, 2010	$-	$-

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the year ended December 31, 2010, are reported in other expenses as follows:

Other
Expenses

Total gains (losses) included in earnings (or changes in net assets) for the period ended December 31, 2010	$(14,382)

Change in unrealized gains or losses relating to liabilities still held at December 31, 2010	$-

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

	d)	Basic and Diluted Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and the if-converted method for convertible preferred stock. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2010, the Company has 1,250,000 (2009 – 2,399,425) of potentially dilutive securities outstanding that were excluded from diluted EPS to the Company's losses during those years.

	e)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. Translation gains/losses were not significant for the years ended December 31, 2010 or 2009.

	f)	Stock-based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505-50, Equity Based Payments to Non-Employees, the Company accounts for share-based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

	g)	Income Taxes

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

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

	h)	Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

	i)	Recent Accounting Pronouncements

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

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (early adoption is permitted). The Company adopted FASB Accounting Standards Update No. 2010-06 for the year ended December 31, 2010 and updated its disclosures as a result.

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

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

	j)	Recent Accounting Pronouncements (continued)

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

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted FASB Accounting Standards Update No. 2010-009 for the year ended December 31, 2010 and updated its disclosures as a result.

The Company’s management does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

j)	Subsequent Events

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements, except as disclosed in Note 11 “Commitments and Contingencies”.

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

The Company initially capitalized the $500,000 license agreement cost and recorded amortization expense of $1,096 for the period September 22, 2008 to September 30, 2008 (using the straight-line method over the estimated 10 year economic life of the agreement). As at September 30, 2008, the Company reviewed the remaining $498,904 carrying value of the license agreement costs for potential impairment. Considering all facts and circumstances, the Company concluded that it was not more likely than not that any of the $498,904 carrying costs were recoverable. Accordingly, the Company expensed a $498,904 provision for impairment of license agreement costs at September 30, 2008 and reduced the license agreement costs, net, to $nil.

On March 31, 2009, the License Agreement was terminated by the Licensor due to the Company’s failure to comply with funding schedules set forth in the agreement.

On April 22, 2009, the Company executed an Agreement and Release with Licensor and Themy. Themy returned the 14,560,000 shares of Company common stock transferred to him pursuant to the License Agreement. Also, Licensor and Themy released the Company from any liabilities and claims due them and agreed to hold harmless the Company from any and all claims by third parties which Themy incurred while affiliated with the Company. The Company released Licensor and Themy from any claims due to the Company and agreed to hold harmless Licensor and Themy from any claims. As a result of the release, the Company recognized the $500,000 amount due to Themy under the license as additional paid-in capital in 2009.

4.	Related Party Balances/Transactions

Due to related parties, which are non-interest bearing, unsecured, and have no specific terms of repayment, consist of:

	December 31,	December 31,
	2010	2009
Due to former chief executive officer (from November 13, 2007 to September 22 ,2008) for advances and expenses paid on behalf of the Company	$-	$20,998
Due to significant stockholders Unpaid consulting fees	-	4,050
Due to current chief executive officer Expenses paid on behalf of the Company	261	-
Total	$261	$25,048

For the year ended December 31, 2010, the Company incurred $150,000 (2009 - $75,000) in management fees expense for services provided by its current chief executive officer (from June 8, 2009); all of the $150,000 of management fees incurred had been paid as of December 31, 2010, $37,500 paid with cash and $112,500 paid through the issuance of common stock (see Note 8).

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

	c)	On December 21, 2010, an unrelated third party loaned the Company $14,000. The loan is non-interest bearing and is due on demand.

6.	Convertible Notes

a)

On December 17, 2009, the Company entered into a convertible note agreement with a private company. The Company received $50,000 which bears interest at 15% per annum and was due on March 31, 2010. On April 1, 2010, the due date of the loan was extended to June 1, 2010 and on June 1, 2010 the due date of the loan was extended to June 30, 2011. The Company evaluated the modifications and concluded that the modifications were not troubled debt restructurings or extinguishments of the original debt; as a result no gain or loss was recognized upon modification and no change to the carrying value of the debt was recognized. Interest is payable on the note when the principal amount becomes due. The loan and any unpaid interest are convertible into shares of common stock at a conversion price which is the lesser of (a) $0.15 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion. The Company initially recognized the fair value of the embedded conversion feature of $35,989 as a derivative liability and reduced the carrying value of the convertible loan to $14,011. The discount on the convertible loan was accreted over the term of the convertible loan, and at March 31, 2010 the unamortized discount was $0, increasing the carrying value to the face value of $50,000. As at December 22, 2010 accrued interest of $7,603 was outstanding and included in the carrying amount of the loan. The fair value of the derivative liability at December 22, 2010, was $90,297 and a loss of $14,382 was recorded on the change in the fair value of the derivative liability for the year ended December 31, 2010. The fair value of the derivative liability of $90,297 was determined using the Black Scholes option pricing model with a quoted market price of $0.006, a conversion price of $0.0033, expected volatility of 365%, no expected dividends, an expected term of six months and a risk-free interest rate of 0.2%. On December 22, 2010, the loan was converted into 17,455,375 shares at a price of $0.0033 per share based on a 25% discount to the five day value weighted average stock price of the common stock.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Convertible Notes (continued)

b)

On April 9, 2010, the Company entered into a convertible loan agreement which replaced the loan agreement for $35,000 referred to in Note 5(a). According to the terms of the agreement, the loan is due March 1, 2011 and bears interest at 12% per annum. Interest is payable on the note when the principal amount becomes due. The loan and any unpaid interest are convertible into shares of common stock at a conversion price which is the lesser of (a) $0.015 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion. The Company evaluated the modification and concluded that the modification was an extinguishment of the original debt; as a result a loss of $0 for the year ended December 31, 2010 was recognized upon modification and no change to the carrying value of the debt was recognized as the Company determined that the fair value of the new debt was $35,000. As at December 22, 2010 accrued interest of $2,957 was outstanding and included in the carrying amount of the loan. The fair value of the derivative liability at December 22, 2010, was $41,115 and a loss of $0 was recorded on the change in the fair value of the derivative liability for the year ended December 31, 2010. The fair value of the derivative liability of $41,115 was determined using the Black Scholes option pricing model with a quoted market price of $0.006, a conversion price of $0.0033, expected volatility of 262%, no expected dividends, an expected term of two months and a risk-free interest rate of 0.11%. On December 22, 2010, the loan was converted into 11,502,200 shares at a price of $0.0033 per share based on a 25% discount to the five day value weighted average stock price of the common stock.

c)

On May 6, 2010, the Company entered into a convertible note agreement to secure $45,000 of advances referred to in Note 5(b). According to the terms of the agreement the loan was due on June 30, 2010 and bore interest at 15% per annum. Interest was payable on the note when the principal became due. The loan and any unpaid interest were convertible into shares of common stock at a conversion price of the lesser of (a) $0.02 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion. The Company initially recognized the fair value of the embedded conversion feature of $26,543 as a derivative liability and reduced the carrying value of the convertible loan to $18,457. The initial fair value of the derivative liability at May 6, 2010 of $26,543 was determined using the Black Scholes option pricing model with a quoted market price of $0.02, a conversion price of $0.0165, expected volatility of 291%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.32%. The discount on the convertible loan was accreted over the term of the convertible loan, increasing the carrying value to the face value of $45,000 on June 30, 2010. As at June 30, 2010, the discount was fully accreted and the carrying value of the convertible debt was $45,000 and the loan had not been repaid or converted into shares. On July 31, 2010 the loan was extended to June 30, 2011 and an additional $5,323 was loaned to the Company. The Company evaluated the modifications and concluded that the modifications were not troubled debt restructurings or extinguishments of the original debt; as a result no gain or loss was recognized upon modification. As at December 22, 2010 accrued interest of $4,581 was outstanding and included in the carrying amount of the loan. The fair value of the derivative liability at December 22, 2010, was $84,871 and a loss of $0 was recorded on the change in the fair value of the derivative liability for the year ended December 31, 2010. The fair value of the derivative liability of $84,871 was determined using the Black Scholes option pricing model with a quoted market price of $0.006, a conversion price of $0.0033, expected volatility of 360%, no expected dividends, an expected term of six months and a risk-free interest rate of 0.2%. On December 22, 2010, the loan was converted into 16,637,581 shares at a price of $0.0033 per share based on a 25% discount to the five day value weighted average stock price of the common stock.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance – December 31, 2009 and December 31, 2010	1,250,000	$ 0.15

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

2009
Relative fair value of warrants	$ 76,747
Relative fair value of stock	$ 23,253

As at December 31, 2010, the following common share purchase warrants were outstanding:

	Number of	Exercise
Description	Warrants	Price	Expiry Date
Issued September 23, 2008	250,000	$ 0.40	September 23, 2011
Issued October 1, 2009	500,000	$ 0.10	October 1, 2012
Issued October 1, 2009	500,000	$ 0.08	October 1, 2013
Total	1,250,000

As at December 31, 2010, the aggregate intrinsic value of the common share purchase warrants was $0.

8.	Common Stock

a)

On December 22, 2010, the Company issued an aggregate of 9,090,909 shares of common stock at a price of $0.0033 per share in settlement of $30,000 of accounts payable. The Company’s stock price on December 22, 2010 was $0.006 and a loss of $24,545 was recorded on the issuance of shares representing the difference between the conversion stock price and the quoted stock price.

b)

On December 22, 2010, the Company issued an aggregate of 45,318,181 shares of common stock at a price of $0.0033 per share in settlement of $149,550 of related party payables. The payables consisted of $37,050 due to a significant shareholder for consulting fees, and $112,500 due to the current chief executive officer for management fees. The Company’s stock price on December 22, 2010 was $0.006 and additional compensation (general and administrative expense) of $122,359 was recorded as a result of the issuance of the shares representing the difference between the agreed upon conversion price and the quoted stock price.

c)

On December 22, 2010, the Company issued an aggregate of 6,363,794 shares of common stock at a price of $0.0033 per share in settlement of $21,001 due to the former chief executive officer and significant shareholder for advances and expenses paid on behalf of the Company. No gain or loss was recognized for the extinguishment of the related party advances and expenses paid on behalf of the Company due to the nature of the related party advances and expenses paid on behalf of the Company being equivalent to debt.

	d)	On December 22, 2010 the Company issued an aggregate of 45,595,156 shares of common stock at a price of $0.0033 per share for conversion of $150,465 of convertible notes. Refer to Note 6.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Common Stock (continued)

e)

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

f)

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

g)

On September 22, 2008, the president of the Company transferred 14,560,000 shares to Themy pursuant to the Licensing Agreement described in Note 3. In April 2009, Themy returned the 14,560,000 shares to the president of the Company (see Note 3) and the shares were cancelled.

	h)	On December 17, 2007, the Company issued 32,800,000 shares of common stock at $0.00125 per share to 41 investors for cash proceeds of $41,000.

	i)	On November 16, 2007, the Company issued 40,000,000 shares of common stock at $0.000125 per share to the president and director of the Company for cash proceeds of $5,000.

9.	Discontinued Operations

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

The Company did not purchase and have operational a demonstration GIHS by September 30, 2010 and is therefore, currently in default under the Licensing Agreement referred to in Note 11. On March 8, 2011, the Company received notice from the GIHS Licensor that the Company was in default under the licensing agreement by failing to purchase and have operational a demonstration GIHS by September 30, 2010 and the agreement was terminated by the licensor. Accordingly, the Company discontinued all operations related to the business. The Company did not remove from continuing operations and display as discontinued operations any of its expenses for the years ended December 31, 2010 and 2009 and for the period from November 13, 2007 (Inception) to December 31, 2010 as a result of the discontinuance of its “Green” operations since there were no operations and cash flows that were clearly distinguished as part of its “Green” operations (operationally and for financial reporting purposes) from the rest of the entity.

The gain on disposal of discontinued operations relating to the water sterilization operations for the year ended December 31, 2009 of $18,177 was for the discharge of accounts payable and accrued liabilities.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of operations of discontinued operations (relating to mineral exploration operations for the period December 14, 2007 to September 20, 2008, water sterilization operations from September 22, 2008 to December 31, 2010 and “Green” technologies from July 8, 2009 to December 31, 2010) are summarized as follows:

			Period from
			November 13,
	For the Year	For the Year	2007 (Inception)
	Ended	Ended	to
	December 31,	December 31,	December 31,
	2010	2009	2010

Revenue	$–	$–	$–

Costs and expenses
Amortization of licence agreement costs	–	–	1,096
Impairment of licence agreement costs	–	–	498,904
General and administrative	–	55,510	219,809

Total costs and expenses	–	55,510	719,809
Net Loss	$–	$(55,510)	$(719,809)

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Income Taxes

No provisions for income taxes have been recorded in the periods presented since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $256,076 at December 31, 2010 (2009 - $127,194) attributable to the future utilization of the net operating loss carry-forward of approximately $756,000 at December 31, 2010 (2009 - $375,000) will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $750,000 net operating loss carry-forward expires $25,000 in year 2027, $133,000 in year 2028, $216,000 in year 2029, and $381,000 in year 2030.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The components of the net deferred income tax assets consist of:

	December 31,	December 31,
	2010	2009
Net operating loss carry-forward	$256,076	$127,194
Valuation allowance	(256,076)	(127,194)
Net deferred income tax assets	$–	$–

Expected income tax benefit computed by applying the U.S. statutory income tax rate of 34% to pre-tax loss differs from the Company’s benefit from income taxes, as follows:

	For the Year Ended
	December 31,	December 31,
	2010	2009
Expected income tax expense (benefit) at 34%	$(140,725)	$(70,012)
Non-deductible accretion	(1,393)	1,393
Non-deductible loss (gain) on re-valuation of derivative liability and loss on extinguishment of debt	13,235	(4,890)
Change in valuation allowance	128,883	73,509

Provision for (benefit from) income taxes	$–	$–

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Commitments and Contingencies

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

The Company did not purchase and have operational a demonstration GIHS by September 30, 2010 and is therefore, currently in default under the licensing agreement. On March 8, 2011, the Company received notice from the GIHS Licensor that the Company was in default under the licensing agreement by failing to purchase and have operational a demonstration GIHS by September 30, 2010 and the agreement was terminated by the licensor.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Commitments and Contingencies (continued)

On June 8, 2009, the Company entered into a fee agreement with Michael Kulcheski and Harry Gelbard wherein the Company agreed to issue Kulcheski 9,000,000 restricted shares of common stock and Gelbard 6,000,000 restricted shares of common stock in consideration of Kulcheski and Gelbard using reasonable commercial efforts to sell, market, distribute, and manufacture the GIHS license granted to the Company by the GIHS Licensor. If the first and second milestones of the GIHS licensing agreement amended on July 14, 2010 (see table above) are not achieved, the Company will not issue the 15,000,000 shares to Kulcheski and Gelbard. The first and second milestones of the GIHS licensing agreement amended on July 14, 2010 were not achieved and the GIHS Licensor terminated the licensing agreement, effective March 8, 2011. The shares are not included in the number of issued and outstanding common shares at December 31, 2010 and December 31, 2009 since they are contingently issuable / returnable and now will never be issued..

12.	Non-cash Investing and Financing Activities

			Period from
			November 13,
	For the Year	For the Year	2007 (Date of
	Ended	Ended	Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
Acquisition of license agreement in exchange for liability due Licensor of license agreement	$–	$–	$500,000
Contribution of amount due Licensor of terminated license agreement	$–	$500,000	$500,000
Issuance of common stock for conversion of convertible notes	$150,465	$–	$150,465
Issuance of common stock for settlement of debt	$200,551	$–	$200,551

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2010, the end of the period covered by this annual report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm due to rules of the SEC that permit us to provide only the conclusions to management’s report in this annual report.

Changes in Internal Control

During the fourth quarter of our fiscal year ended December 31, 2010 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Michael R. Kulcheski	President, Secretary, Treasurer and Director	60	June 8, 2005

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Michael R. Kulcheski, President, Secretary, Treasurer and Director

From October 2005 until June 2009, Mr. Kulcheski's employer was King Nissan Volvo of Bellingham, WA, where he held the position of Certified Nissan and Master Level Volvo Sales and Leasing Consultant, Internet Sales Manager, Overseas Delivery Specialist and Cross Border Specialist.

From January 2004 to October 2005, Mr. Kulcheski was Co-Founder and Partner of Harbour Pointe Mortgage, Inc. of Bellingham, WA, a Bellingham, WA based mortgage brokerage company that provided residential mortgages in Whatcom and Skagit Counties.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our business.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Michael R. Kulcheski	1(1)	1	N/A

(1)	The director or officer was late filing a Form 3, Initial Statement of Beneficial Ownership.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct (the “Code”) that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions (the “Senior Officers”), as well as our directors and employees. As adopted, the Code sets forth written standards that are designed to deter wrongdoing and to promote:

  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

  compliance with applicable governmental laws, rules and regulations;

  the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and

  accountability for adherence to the Code.

The Code requires that, among other things, our Senior Officers commit to the timely, accurate and consistent disclosure of information; maintain confidential information; and act with honesty and integrity. In addition, it emphasizes that our Senior Officers, directors and employees have a responsibility for maintaining our financial integrity, consistent with generally accepted accounting principles and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to us. Any failure to report such inappropriate or irregular conduct is to be treated as a severe disciplinary matter. It is not our policy to retaliate against any individual who reports in good faith any violation or potential violation of the Code.

The Code was included as an exhibit to our annual report on Form 10-K filed with the SEC on May 8, 2009. We undertake to provide a copy of the Code to any person without charge, upon request sent to either of our executive offices.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2010. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2010 our only standing committee of the board of directors was our audit committee.

Nomination Process

As of December 31, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2010, aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2010 and 2009; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Michael R. Kulcheski President, Secretary, Treasurer and Director	2010 2009	37,500 100,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	112,500 Nil	150,000 100,000

Option Exercises

During our Fiscal year ended December 31, 2010, there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 13, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Michael R. Kulcheski 84 Hawkhill Road Calgary AB T3G 3H8	9,000,000 Common Shares	5.44%
Directors and Executive Officers as a Group(1)	9,000,000 Common Shares	5.44%
Venugopal Rao Balla 312-2645 Kipling Avenue Toronto, ON M9V 3S6	25,440,000 Common Shares	15.38%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 13, 2011. As of April 13, 2011, there were 165,358,040 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one (1) director, Michael R. Kulcheski. We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Currently our audit committee consists of our board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that it does have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2010 and for fiscal year ended December 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2010 $	December 31, 2009 $
Audit Fees	$24,000	13,800
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$24,000	13,800

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or
  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)   Exhibits

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on March 13, 2008).

3.2	By-laws (incorporated by reference from our Registration Statement on Form S-1 filed on March 13, 2008).

(10)	Material Contracts

10.1	Lease Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 13, 2008).

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on May 8, 2009).

(31)	Section 302 Certifications

31.1*	Section 302 Certification

(32)	Section 906 Certification

32.1*	Section 906 Certification

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NEOHYDRO TECHNOLOGIES CORP.
(Registrant)

Dated: April 15, 2011	/s/ Michael R. Kulcheski
Michael R. Kulcheski
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2011	/s/ Michael R. Kulcheski
Michael R. Kulcheski
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)