Form 10-Q
period 2011-03-31
Neohydro Technologies Corp.
filed 2011-05-18
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission File Number 000-53669

NEOHYDRO TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

84 Hawkhill Road NW, Calgary, Alberta, Canada	T3G 3H8
(Address of principal executive offices)	(Zip Code)

(877) 241-0265
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
[X] YES [ ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 165,358,040 common shares issued and outstanding as of May 16, 2011.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with our company’s audited financial statements and the 10-K for the year ended December 31, 2010.

Neohydro Technologies Corp.
(A Development Stage Company)
March 31, 2011

Index
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited)	F–1
Consolidated Statements of Operations (Unaudited)	F–2
Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)	F–3
Consolidated Statements of Cash Flows (Unaudited)	F–4
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F–5

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$2,128	$14,076
Total Assets	$2,128	$14,076
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	23,334	42,510
Due to related party (Note 3)	267	261
Loan payable (Note 4)	35,565	14,000
Total Current Liabilities	59,166	56,771
Commitments and Contingencies
Stockholders’ Deficit
Preferred Stock, $0.00001 par value; authorized 100,000,000 shares, none issued and outstanding	–	–
Common Stock, $0.00001 par value; Authorized 800,000,000 shares, 165,358,040 shares issued and outstanding	1,654	1,654
Additional paid-in capital	1,239,766	1,239,766
Deficit accumulated during the development stage	(1,298,458)	(1,284,115)
Total Stockholders' Deficit	(57,038)	(42,695)
Total Liabilities and Stockholders' Deficit	$2,128	$14,076

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Period from
			November 13,
	Three Months	Three Months	2007
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011
Revenue	$–	$–	$–
Costs and expenses
General and administrative	14,343	58,541	557,139
Operating Loss	(14,343)	(58,541)	(557,139)
Other expenses
Interest expense	–	(34,030)	(15,142)
Loss on extinguishment of debt	–	(2,608)	(24,545)
Total other expenses	–	(36,638)	(39,687)
Loss from continuing operations	(14,343)	(95,179)	(596,826)
Discontinued operations
Gain on disposal of discontinued operations	–	–	18,177
Operations	–	–	(719,809)
Total loss from discontinued operations	–	–	(701,632)
Net Loss	$(14,343)	$(95,179)	$(1,298,458)

Net Loss Per Share – Basic and Diluted:
Loss from continuing operations	$(0.00)	$(0.00)
Discontinued operations	–	–
Net loss	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	165,358,040	58,990,000

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For Period from November 13, 2007 (Inception) to March 31, 2011
(Expressed in US Dollars)
(Unaudited)

				Deficit
	Common Stock,			Accumulated
	$0.00001 par value		Additional	During the
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Common shares sold for cash at $0.000125 per share	40,000,000	$400	$4,600	$–	$5,000
Common shares sold for cash at $0.00125 per share	32,800,000	328	40,672	–	41,000
Donated services	–	–	1,500	–	1,500
Net loss	–	–	–	(26,792)	(26,792)
Balance – December 31, 2007	72,800,000	728	46,772	(26,792)	20,708
Common shares sold for cash at $0.40 per unit, less costs of $10,000	250,000	3	89,997	–	90,000
Donated services	–	–	6,000	–	6,000
Net loss	–	–	–	(637,507)	(637,507)
Balance – December 31, 2008	73,050,000	731	142,769	(664,299)	(520,799)
Common shares returned and cancelled (Note 3)	(14,560,000)	(146)	146	–	–
Common shares issued for cash at $0.20 per unit	500,000	5	99,995	–	100,000
Donated capital – amount due licensor	–	–	500,000	–	500,000
Net loss	–	–	–	(205,919)	(205,919)
Balance – December 31, 2009	58,990,000	$590	$742,910	$(870,218)	$(126,718)
Common shares issued for conversion of convertible notes	45,595,156	456	150,009	–	150,465
Common stock issued for settlement of related party payables	51,681,975	517	292,392	–	292,909
Common stock issued for settlement of payables	9,090,909	91	54,455	–	54,546
Net loss	–	–	–	(413,897)	(413,897)
Balance – December 31, 2010	165,358,040	$1,654	$1,239,766	$(1,284,115)	$(42,695)
Net loss	–	–	–	(14,343)	(14,343)
Balance, March 31, 2011	165,358,040	$1,654	$1,239,766	$(1,298,458)	$(57,038)

Neohydro Technologies Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Period From
			November 13,
	Three months	Three months	2007
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011

Cash Flows from Operating Activities
Net income (loss)	$(14,343)	$(95,179)	$(1,298,458)
Adjustments to reconcile net loss to net cash used for operating activities:
Donated services	–	–	7,500
Impairment of mineral property acquisition costs	–	–	6,500
Amortization of terminated license agreement costs	–	–	1,096
Impairment of terminated license agreement costs	–	–	498,904
Gain on disposal of discontinued operations	–	–	(18,177)
Loss (gain) on derivative liability	–	2,608	–
Accretion (gain on extinguishment) of debt discount	–	34,030	–
Stock-based compensation	–	–	122,359
Loss on extinguishment of debt	–	–	24,545
Change in operating assets and liabilities:
Prepaid expenses	–	(8,000)	–
Accounts payable and accrued liabilities	(19,176)	(1,358)	23,334
Net cash used for operating activities	(33,519)	(67,899)	(632,397)
Cash Flows from Investing Activities
Mineral property acquisition costs	–	–	(6,500)
Net cash used for investing activities	–	–	(6,500)
Cash Flows from Financing Activities
Proceeds from sale of common stock – net	–	–	236,000
Net advances from related party	6	18,502	234,137
Proceeds from loans payable and convertible debt	21,565	28,000	170,888
Net cash provided by financing activities	21,571	46,502	641,025
(Decrease) Increase in cash	(11,948)	(21,397)	2,128
Cash – beginning of period	14,076	39,118	–
Cash – end of period	$2,128	$17,721	$2,128

Supplemental Disclosures of cash flow information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–
Non-cash investing and financing activities:
Acquisition of license agreement in exchange for liability due Licensor	$–	$–	$500,000

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Expressed in US Dollars)

1.	Nature of Operations

Neohydro Technologies Corp. (the “Company”) was incorporated in the State of Nevada on November 13, 2007 as Rioridge Resources Corp. On July 22, 2008, the Company changed its name to Neohydro Technologies Corp. From December 14, 2007 to September 20, 2008, the Company’s principal business was the acquisition and exploration of mineral resources. On September 22, 2008, the Company entered into a licensing agreement and acquired the exclusive worldwide marketing, distribution and licensing rights to water sterilization technology. On March 31, 2009, the water sterilization technology license agreement was terminated by the licensor. On June 8, 2009, the Company entered into a licensing agreement to market and sell in Canada an environmental fuel efficient turbo technology called Green Interactive Hybrid System (“GIHS”). On September 1, 2009, the Company incorporated Green Interactive Hybrid Technologies Canada Inc. “GIH Canada” in the Province of Alberta, Canada as a wholly-owned subsidiary to better attract Canadian investment. On March 8, 2011, the GIHS license agreement was terminated by the licensor. The current primary activity of the Company involves seeking a company or companies that it can acquire or with which it can merge. The Company’s plans are now only in an early stage.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2011, the Company has a working capital deficit of $57,038 and has accumulated losses of $1,298,458 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

	b)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents.

2.	Summary of Significant Accounting Policies (continued)

	c)	Interim Financial Information

The unaudited consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 and for the period November 13, 2007 (inception) to March 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three month periods ended March 31, 2011 is not necessarily indicative of the results to be expected for any subsequent quarters or the entire year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2010 as included in our Form 10-K filed with the Securities and Exchange Commission on April 15, 2011.

	d)	Financial Instruments

Our financial instruments consist principally of cash, cash equivalents, due to related party, accounts payable, and loan payable. ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments establish a framework for measuring fair value, establishes fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

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

2.	Summary of Significant Accounting Policies (continued)

	d)	Financial Instruments (continued)

Fair Value Hierarchy

The Company is required to categorize its financial instruments measured and reported at fair value into a three-level fair value hierarchy based on the priority of inputs to the valuation technique.. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company conducts a review of fair value hierarchy classifications on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. At March 31, 2011, the company did not have any financial instruments that were required to be reported at fair value in the accompanying financial statements.

e)	Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

f)	Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

g)	Subsequent Events

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

3.	Related Party Balances/Transactions

Due to related party balances, which are non-interest bearing, unsecured, and have no specific terms of repayment, consist of:

	March 31,	December 31,
	2011	2010
Due to current chief executive officer
Expenses paid on behalf of the Company	$267	$261
Total	$267	$261

For the three months ended March 31, 2011, the Company incurred $nil (2010 - $37,500) in management fees expense for services provided by its current chief executive officer (from June 8, 2009). No management fees were accrued subsequent to December 31, 2010, due to the termination of the GIHS licensing agreement the Company formerly held. The prior management fees had been accrued for services performed by Michael Kulcheski and Harry Gelbard related to the exclusive GIHS license covering the territory of Canada and other such territories to market and sell an environmental fuel efficient turbo technology called Green Interactive Hybrid System. The Company did not fulfill its obligations under the GIHS license agreement and received notice from the licensor that the Company was in default under the GIHS licensing agreement. As a result, from the date the licensing agreement was terminated forward, the Company determined that it is no longer receiving significant management services from Michael Kulcheski and Harry Gelbard related to marketing and selling the GIHS and that any management services currently being provided by them to the Company are not material and do not require recognition in the financial statements.

The Company’s office services and office space are provided without charge by the sole officer and director of the Company.

4.	Loans Payable

At March 31, 2011, the Company is indebted to an unrelated third party for $35,565 (December 31, 2010 - $14,000). The loan is non-interest bearing and is due on demand.

5.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance – December 31, 2010 and March 31, 2011	1,250,000	$0.15

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

2009
Relative fair value of warrants	$76,747
Relative fair value of stock	$23,253

As at March 31, 2011, the following common share purchase warrants were outstanding:

	Number of	Exercise
Description	Warrants	Price	Expiry Date
Issued September 23, 2008	250,000	$0.40	September 23, 2011
Issued October 1, 2009	500,000	$0.10	October 1, 2012
Issued October 1, 2009	500,000	$0.08	October 1, 2013
Total	1,250,000

As at March 31, 2011, the aggregate intrinsic value of the common share purchase warrants was $0.

5.	Share Purchase Warrants (continued)

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance – December 31, 2010 and March 31, 2011	1,250,000	$0.15

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

2009
Relative fair value of warrants	$76,747
Relative fair value of stock	$23,253

As at March 31, 2011, the following common share purchase warrants were outstanding:

	Number of	Exercise
Description	Warrants	Price	Expiry Date
Issued September 23, 2008	250,000	$0.40	September 23, 2011
Issued October 1, 2009	500,000	$0.10	October 1, 2012
Issued October 1, 2009	500,000	$0.08	October 1, 2013
Total	1,250,000

As at March 31, 2011, all outstanding warrants were exercisable and the aggregate intrinsic value of the common share purchase warrants was $0.

6.	Income Taxes

No provision for income taxes has been recorded in the periods presented since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $260,953 at March 31, 2011 (December 31, 2010 - $256,076) attributable to the future utilization of a net operating loss carry-forward of approximately $768,000 at March 31, 2011 (December 31, 2010- $753,000) will be realized. Accordingly, the Company has provided a 100% valuation allowance against the related deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $768,000 net operating loss carry-forward expires $25,000 in year 2027, $133,000 in year 2028, $216,000 in year 2029, $379,000 in year 2030, and $15,000 in year 2031.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

6.	Income Taxes (continued)

The components of the net deferred income tax assets consist of:

	March 31,	December 31,
	2011	2010
Net operating loss carry-forward	$260,953	$256,076
Valuation allowance	(260,953)	(256,076)
Net deferred income tax assets	$–	$–

Expected income tax benefit computed by applying the U.S. statutory income tax rate of 34% to pre-tax loss differs from the Company’s benefit from income taxes, as follows:

	For the Three Months Ended
	March 31,	March 31,
	2011	2010
Expected income tax expense (benefit) at 34%	$(4,877)	$(32,361)
Non-deductible accretion	–	11,570
Non-deductible loss on re-valuation of derivative liability and loss on extinguishment of debt	–	887
Change in valuation allowance	4,877–	19,904
Provision for (benefit from) income taxes	$–	$–

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean Neohydro Technologies Corp. a Nevada corporation, unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on November 13, 2007.

We have previously been engaged in the business of acquisition and exploration of mining properties and industrial waste water business. Until March 8, 2011 we were in the business of installing a patented turbo system that was proven to assist an engine to operate more efficiently, with less effort, less fuel consumption, and enhanced horsepower. We are no longer in any of these businesses. We maintain our statutory registered agent's office at National Registered Agents, Inc. of NV, 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office is located at 200 Centennial Avenue, Suite 200, Piscataway, New Jersey 08854. Our telephone number is 732-377-2063.

Our executive office is located at 84 Hawkhill Rd. NW Calgary, Alberta, T3G 3H8. This office is approximately 200 square feet in size and is provided to us free of charge by our sole director and officer. We have not entered into any lease agreement for the office. We do not plan to recognize any rent expenses for this office.

Other than as set out in this quarterly report, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

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

Our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our historical operations have not been profitable and our future prospects for our business are not good without further financing.

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

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

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

We may seek a business opportunity with entities which have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010.

Our net loss for the three months period ended March 31, 2011, for the three months period ended March 31, 2010 and the changes between those periods for the respective items are summarized as follows:

			Period from November
			13,
	Three Months Ended	Three Months Ended	2007 (Inception)
	March 31, 2011	March 31, 2010	To March 31, 2011
	$	$	$
Revenue	Nil	Nil	Nil
General and administrative	14,343	58,541	557,139
Net loss from continuing
operations for the period	(14,343)	(95,179)	(596,826)

General and Administrative

We had no revenues in the three month periods ended March 31, 2011 and 2010. In the three month period ended March 31, 2011, we incurred net losses of $14,343. From November 13, 2007 (inception date) to March 31, 2011 we incurred a net loss from continuing operations of $596,826.

General and administrative expenses relating to operations decreased for the three month period ended March 31, 2011 to $14,343 from $58,541 for the three month period ended March 31, 2010. The decrease of $44,198 was primarily due to a slowdown in our business operations.

Liquidity and Financial Condition

Working Capital

	At	At
	March 31,	December 31,
	2011	2010
Current assets	$2,128	$14,076
Current liabilities	59,166	56,771
Working capital (deficit)	$(57,038)	$(42,695)

Cash Flows

	Three Month Period Ended
	March 31,		March 31
	2011		2010
Cash flows used in operating activities	$(33,519)		$(67,899)
Cash flows provided by (used in) investing activities	Nil	$	Nil
Cash flows provided by financing activities	21,571		$46,502
Net decrease in cash during period	$(11,948)		$(21,397)

Operating Activities

Net cash used in operating activities was $33,519 for the three month period ended March 31, 2011 compared with cash used in operating activities of $67,899 in the same period in 2010. The decrease in operating activities is attributable to a lack of operating business venture.

Investing Activities

Net cash provided by investing activities was $Nil for the three month period ended March 31, 2011 compared to net cash used in investing activities of $Nil in the same period in 2010.

Financing Activities

Net cash from financing activities was $21,571 for the three month period ended March 31, 2011 compared to $46,502 in the same period in 2010. The decrease in financing activities was mainly attributable to less interest in our business operations from potential investors.

Loans Payable

At March 31, 2011, the Company is indebted to an unrelated third party for $35,565 (December 31, 2010 - $14,000). The loan is non-interest bearing and is due on demand.

Going Concern

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

Our company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2011, we had a working capital deficit of $57,038 and have accumulated losses of $1,298,458 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The consolidated financial statements included herein do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

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

As of March 31, 2011, the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control

During the quarter ended March 31, 2011 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on March 13, 2008).
3.2	By-laws (incorporated by reference from our Registration Statement on Form S-1 filed on March 13, 2008).
(10)	Material Contracts
10.1	Lease Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 13, 2008).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOHYDRO TECHNOLOGIES CORP.
(Registrant)

Dated: May 17, 2011	/s/ Michael Kulcheski
Michael R. Kulcheski
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer,
and Principal Accounting Officer)