Form 10-Q
period 2011-06-30
Neohydro Technologies Corp.
filed 2011-08-22
CIK 1428816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2011
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-53669
NEOHYDRO TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
84 Hawkhill Road NW, Calgary, Alberta, Canada				T3G 3H8
(Address of principal executive offices)				(Zip Code)
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
165,358,040 common shares issued and outstanding as of August 9, 2011.

{W0101926.DOC}

{W0101926.DOC}

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three and six month periods ended June 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with our company’s audited financial statements and the 10-K for the year ended December 31, 2010.

{W0101926.DOC}

Neohydro Technologies Corp.

(A Development Stage Company)

June 30, 2011

                                                                                                                                                                                                     Index

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets................................................................................................................................................... F–1

Consolidated Statements of Operations................................................................................................................................. F–2

Consolidated Statements of Cash Flows................................................................................................................................ F–3

Notes to Consolidated Financial Statements......................................................................................................................... F–4

{W0101926.DOC}

Neohydro Technologies Corp. (A Development Stage Company) Consolidated Balance Sheets (Expressed in US Dollars) (Unaudited)

	June 30,	December 31,
	2011	2010

ASSETS

Current Assets

Cash and cash equivalents	$ –	$ 14,076

Total Assets	$ –	$ 14,076

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 31,198	$ 42,510
Due to related party (Note 3)	269	261
Loan payable (Note 4)	35,662	14,000

Total Current Liabilities	67,129	56,771

Stockholders’ Deficit

Preferred Stock, $0.00001 par value; authorized: 100,000,000 shares, none issued and outstanding	–	–
Common Stock, $0.00001 par value; Authorized: 800,000,000 shares, 165,358,040 shares issued and outstanding	1,654	1,654
Additional paid-in capital	1,239,766	1,239,766
Deficit accumulated during the development stage	(1,308,549)	(1,284,115)

Total Stockholders' Deficit	(67,129)	(42,695)

Total Liabilities and Stockholders' Deficit	$ –	$ 14,076

{W0101926.DOC}

Neohydro Technologies Corp. (A Development Stage Company) Consolidated Statements of Operations (Expressed in US Dollars) (Unaudited)

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	Period from November 13, 2007 (Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

Revenue	$ –	$ –	$ –	$ –	$ –

Costs and expenses

General and administrative	24,434	126,461	10,091	67,920	567,230

Operating Loss	(24,434)	(126,461)	(10,091)	(67,920)	(567,230)

Other Income (Expense)

Accretion of discount on convertible debenture	–	(64,405)	–	(30,375)	(15,142)
Loss on extinguishment of debt	–	(24,467)	–	(24,467)	–
Loss on change in fair value of conversion feature	–	(26,801)	–	(24,193)	(24,545)

Total other income	–	(115,673)	–	(79,035)	(39,687)

Loss from continuing operations	(24,434)	(242,134)	(10,091)	(146,955)	(606,917)

Discontinued operations
Gain on disposal of discontinued operations	–	–	–	–	18,177
Operations	–	–	–	–	(719,809)

Total loss from discontinued operations	–	–	–	–	(701,632)

Net Loss	$ (24,434)	$ (242,134)	$ (10,091)	$ (146,955)	$ (1,308,549)

Net Loss Per Share – Basic and Diluted:

Loss from continuing operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Discontinued operations	–	–	–	–
Net loss	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding
Basic and Diluted	165,358,040	58,990,000	165,358,040	58,990,000

{W0101926.DOC}

Neohydro Technologies Corp. (A Development Stage Company) Consolidated Statements of Cash Flows (Expressed in US Dollars) (Unaudited)

	Six months Ended	Six months Ended	Period From November 13, 2007 (Inception) to
	June 30,	June 30,	June 30,
	2011	2010	2011

Cash Flows from Operating Activities

Net loss	$ (24,434)	$ (242,134)	$ (1,308,549)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	–	–	7,500
Impairment of mineral property acquisition costs	–	–	6,500
Amortization of terminated license agreement costs	–	–	1,096
Impairment of terminated license agreement costs	–	–	498,904
Gain on disposal of discontinued operations	–	–	(18,177)
Loss (gain) on derivative liability	–	26,801	–
Accretion (gain on extinguishment) of debt discount	–	58,435	–
Stock-based compensation	–	–	122,359
Loss on extinguishment of debt	–	24,467	24,545
Loss on foreign exchange translation	–	–	940

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities- related party	8	–	–
Accounts payable and accrued liabilities	(11,312)	(1,831)	30,841

Net cash used for operating activities	(35,738)	(134,262)	(634,041)

Cash Flows from Investing Activities

Mineral property acquisition costs	–	–	(6,500)

Net cash used for investing activities	–	–	(6,500)

Cash Flows from Financing Activities

Proceeds from sale of common stock – net	–	–	236,000
Net advances from related party	–	52,499	234,131
Proceeds from loans payable and convertible debt	21,662	45,000	170,410

Net cash provided by financing activities	21,662	97,499	640,541

Decrease in cash	(14,076)	(36,763)	–

Cash – beginning of period	14,076	39,118	–

Cash – end of period	$ –	$ 2,355	$ –

Supplemental disclosures of cash flow information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

{W0101926.DOC}

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Expressed in US Dollars)

1.     Nature of Operations

Neohydro Technologies Corp. (the “Company”) was incorporated in the State of Nevada on November 13, 2007 as Rioridge Resources Corp. On July 22, 2008, the Company changed its name to Neohydro Technologies Corp. From December 14, 2007 to September 20, 2008, the Company’s principal business was the acquisition and exploration of mineral resources. On September 22, 2008, the Company entered into a licensing agreement and acquired the exclusive worldwide marketing, distribution and licensing rights to water sterilization technology. On March 31, 2009, the water sterilization technology license agreement was terminated by the licensor. On June 8, 2009, the Company entered into a licensing agreement to market and sell in Canada an environmental fuel efficient turbo technology called Green Interactive Hybrid System (“GIHS”). On September 1, 2009, the Company incorporated Green Interactive Hybrid Technologies Canada Inc. (“GIH Canada”) in the Province of Alberta, Canada as a wholly-owned subsidiary to better attract Canadian investment. On March 8, 2011, the GIHS license agreement was terminated by the licensor. The current primary activity of the Company involves seeking a company or companies that it can acquire or with which it can merge. The Company’s plans are now only in an early stage.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2011, the Company has a working capital deficit of $67,129 and has accumulated losses of $1,308,549 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

{W0101926.DOC}

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Expressed in US Dollars)

2.    Summary of Significant Accounting Policies (continued)

c)       Interim Financial Information

The unaudited consolidated financial statements as of June 30, 2011 and for the six months ended June 30, 2011 and 2010 and for the period November 13, 2007 (inception) to June 30, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three month and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarters or the entire year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date.

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

d)       Financial Instruments

Our financial instruments consist principally of due to related party, accounts payable, and loan payable. ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments establish a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. The Company utilizes various types of financing to fund its business needs, including convertible debt with conversion features not indexed to the Company’s stock. The Company is required to record its derivative instruments at their fair value. Changes in the fair value of derivatives are recognized in earnings.

{W0101926.DOC}

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Expressed in US Dollars)

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

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company conducts a review of fair value hierarchy classifications on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  At June 30, 2011, the Company did not have any financial instruments that were required to be reported at fair value in the accompanying financial statements.

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

{W0101926.DOC}

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Expressed in US Dollars)

3.       Related Party Balances/Transactions

Due to related parties, which are non-interest bearing, unsecured, and have no specific terms of repayment, consist of:

	June 30, 2011	December 31, 2010
Due to current chief executive officer
Expenses paid on behalf of the Company	$269	$261
Total	$269	$261

For the six months ended June 30, 2011, the Company incurred $nil (2010 - $37,500) in management fees expense for services provided by its current chief executive officer (from June 8, 2009). No management fees were accrued subsequent to December 31, 2010, due to the termination of the GIHS licensing agreement the Company formerly held. The prior management fees had been accrued for services performed by Michael Kulcheski and Harry Gelbard related to the exclusive GIHS license covering the territory of Canada and other such territories to market and sell an environmental fuel efficient turbo technology called Green Interactive Hybrid System. The Company did not fulfill its obligations under the GIHS license agreement and received notice from the licensor that the Company was in default under the GIHS licensing agreement. As a result, from the date the licensing agreement was terminated forward, the Company determined that it is no longer receiving significant management services from Michael Kulcheski and Harry Gelbard related to marketing and selling the GIHS and that any management services currently being provided by them to the Company are not material and do not require recognition in the financial statements.

The Company’s office services and office space are provided without charge by the sole officer and director of the Company.

4.       Loans Payable

At June 30, 2011, the Company is indebted to an unrelated third party for $35,662 (December 31, 2010 - $14,000).  The loan is non-interest bearing and is due on demand.

5.       Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2010 and June 30, 2011	1,250,000	$0.15

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

{W0101926.DOC}

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Expressed in US Dollars)

As at June 30, 2011, the following common share purchase warrants were outstanding:

Description	Number of Warrants

Exercise Price

Expiry Date

Issued September 23, 2008	250,000	$0.40	September 23, 2011
Issued October 1, 2009	500,000	$0.10	October 1, 2012
Issued October 1, 2009	500,000	$0.08	October 1, 2013

Total	1,250,000

As at June 30, 2011, the aggregate intrinsic value of the common share purchase warrants was $0.

6.       Income Taxes

No provisions for income taxes have been recorded in the periods presented since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $264,384 at June 30, 2011 (December 31, 2010 - $256,076) attributable to the future utilization of the net operating loss carry-forward of approximately $778,000 at June 30, 2011 (December 31, 2010- $753,000) will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $778,000 net operating loss carry-forward expires $25,000 in year 2027, $133,000 in year 2028, $216,000 in year 2029, $379,000 in year 2030, and $25,000 in year 2031.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The components of the net deferred income tax assets consist of:

	June 30, 2011	December 31, 2010

Net operating loss carry-forward	$264,384	$256,076

Valuation allowance	(264,384)	(256,076)

Net deferred income tax assets	$–	$–

Expected income tax benefit computed by applying the U.S. statutory income tax rate of 34% to pre-tax loss differs from the Company’s benefit from income taxes, as follows:

	For the Six Months Ended
	June 30, 2011	June 30, 2010

Expected income tax expense (benefit) at 34%	$(8,308)	$(82,325)
Non-deductible accretion	–	21,897
Non-deductible loss (gain) on re-valuation of derivative liability and loss on extinguishment of debt	–	(17,431)
	–
Change in valuation allowance	8,308	77,859

Provision for (benefit from) income taxes	$–	$–

{W0101926.DOC}

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

{W0101926.DOC}

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

{W0101926.DOC}

Results of Operations

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010.

Our net loss for the three and six month periods ended June 30, 2011, for the three and six month periods ended June 30, 2010 and the period from November 13, 2007 (inception) to June 30, 2011 for the respective items are summarized as follows:

		Three Months Ended June 30, 2011		Three Months Ended June 30, 2010		Six Months Ended June 30, 2011		Six Months Ended June 30, 2010		Period from November 13, 2007 (Inception) to June 30, 2011
Revenue	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
General and administrative		10,091		67,920		24,434		126,461		567,230
Accretion of discount on convertible note		Nil		30,375		Nil		64,405		15,142
Loss on extinguishment of debt		Nil		24,467		Nil		24,467		-
Loss on change in fair value of conversion feature		Nil		24,193		Nil		26,801		24,545
Loss from continuing operations		$10,091		$146,955		$24,434		$242,134		$606,917

General and Administrative

We had no revenues in the three-month periods ended June 30, 2011 and 2010 and we incurred net losses of $10,091 and $146,955, respectively. In the six month period ended June 30, 2011 and 2010, we incurred net losses of $24,434 and $242,134, respectively. From November 13, 2007 (inception date) to June 30, 2011 we incurred a net loss from continuing operations of $606,917.

General and administrative expenses relating to operations decreased for the three month period ended June 30, 2011 to $10,091 from $67,920 for the three month period ended June 30, 2010. General and administrative expenses relating to operations decreased for the six month period ended June 30, 2011 to $24,434 from $126,461 for the six month period ended June 30, 2010. The decreases were primarily due to a slowdown in our business operations.

Liquidity and Financial Condition

Working Capital

		At June 30,	At December 31,
		2011	2010
Current assets	$	Nil	$14,076
Current liabilities		67,129	56,771
Working capital (deficit)		$(67,129)	$(42,695)

{W0101926.DOC}

Cash Flows

	Six Month Period Ended
	June 30,		June 30
	2011		2010
Cash flows used in operating activities	$(35,738)		$(134,262)
Cash flows provided by (used in) investing activities	Nil	$	Nil
Cash flows provided by financing activities	21,662		$97,499
Net decrease in cash during period	$(14,076)		$(36,763)

Operating Activities

Net cash used in operating activities was $35,738 for the six-month period ended June 30, 2011 compared with cash used in operating activities of $134,262 in the same period in 2010. The decrease in operating activities is attributable to a lack of operating business venture.

Investing Activities

Net cash provided by investing activities was $Nil for the six-month period ended June 30, 2011 compared to net cash used in investing activities of $Nil in the same period in 2010.

Financing Activities

Net cash from financing activities was $21,662 for the six-month period ended June 30, 2011 compared to $97,499 in the same period in 2010. The decrease in financing activities was mainly attributable to less interest in our business operations from potential investors.

Loans Payable

At June 30, 2011, our company is indebted to an unrelated third party for $35,662 (December 31, 2010 - $14,000). The loan is non-interest bearing and is due on demand.

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

Our company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2011, we had a working capital deficit of $67,129 and have accumulated losses of $1,308,549 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The consolidated financial statements included herein do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

{W0101926.DOC}

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. Our company’s fiscal year-end is December 31.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

{W0101926.DOC}

Item  1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

{W0101926.DOC}

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

{W0101926.DOC}

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOHYDRO TECHNOLOGIES CORP.
(Registrant)

Dated: August 22, 2011	MICHAEL KULCHESKI
Michael R. Kulcheski
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer,
and Principal Accounting Officer)

{W0101926.DOC}