Form 10-Q
period 2011-09-30
Neohydro Technologies Corp.
filed 2011-11-14
CIK 1428816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

                                                                                                                                                          (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2011
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-53669
NEOHYDRO TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
2200 Yarbrough Avenue, Suite B 305, El Paso, Texas				79925
(Address of principal executive offices)				(Zip Code)
(805) 857-1074
(Registrant’s telephone number, including area code)
84 Hawkhill Road NW, Calgary, Alberta, Canada, T3G 3H8
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
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
165,358,040 common shares issued and outstanding as of November 10, 2011.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended September 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. These unaudited interim financial statements should be read in conjunction with our company’s audited financial statements and the 10-K for the year ended December 31, 2010.

Neohydro Technologies Corp.

(A Development Stage Company)

September 30, 2011

 UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                                            Index

Consolidated Balance Sheets...................................................................................................... F–1

Consolidated Statements of Operations........................................................................................ F–2

Consolidated Statements of Cash Flows....................................................................................... F–3

Notes to Consolidated Financial Statements.................................................................................. F–4

Neohydro Technologies Corp. (A Development Stage Company) Consolidated Balance Sheets (Expressed in US Dollars) (Unaudited)

	September 30, 2011	December 31, 2010

ASSETS

Current Assets

Cash and cash equivalents	$ –	$ 14,076

Total Assets	$ –	$ 14,076

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 28,280	$ 42,510
Due to related party	248	261
Loans payable	42,328	14,000

Total Current Liabilities	70,856	56,771

Stockholders’ Deficit

Preferred Stock, $0.00001 par value; authorized: 100,000,000 shares, none issued and outstanding	–	–
Common Stock, $0.00001 par value; authorized: 800,000,000 shares, 165,358,040 shares issued and outstanding	1,654	1,654
Additional paid-in capital	1,239,766	1,239,766
Deficit accumulated during the development stage	(1,312,276)	(1,284,115)

Total Stockholders' Deficit	(70,856)	(42,695)

Total Liabilities and Stockholders' Deficit	$ –	$ 14,076

See notes to unaudited consolidated financial statements.

Neohydro Technologies Corp. (A Development Stage Company) Consolidated Statements of Operations (Expressed in US Dollars) (Unaudited)
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Three Months Ended September30, 2011	Three Months Ended September 30, 2010	Period from November 13, 2007 (Inception) to September 30, 2011

Revenue	$ -	$ -	$ -	$ -	$ -

Costs and expenses

General and administrative	28,161	187,101	3,727	60,640	570,957

Operating Loss	(28,161)	(187,101)	(3,727)	(60,640)	(570,957)

Other Income (Expense)

Accretion of discount on convertible debenture	–	(68,455)	–	(4,050)	(15,142)
Loss on extinguishment of debt	–	(24,467)	–	–	–
Loss on change in fair value of conversion feature	–	(84,551)	–	(57,750)	(24,545)

Total other income (expense)	–	(177,473)	–	(61,800)	(39,687)

Loss from continuing operations	(28,161)	(364,574)	(3,727)	(122,440)	(610,644)

Discontinued operations
Gain on disposal of discontinued operations	–	–	–	–	18,177
Loss from discontinued operations	–	–	–	–	(719,809)

Total loss from discontinued operations	–	–	–	–	(701,632)

Net Loss	$ (28,161)	$ (364,574)	$ (3,727)	$ (122,440)	$ (1,312,276)

Net Loss Per Share – Basic and Diluted:

Loss from continuing operations	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.00)
Discontinued operations	–	–	–	–
Total	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding:
Basic and Diluted	165,358,040	58,990,000	165,358,040	58,990,000

See notes to unaudited consolidated financial statements.

Neohydro Technologies Corp. (A Development Stage Company) Consolidated Statements of Cash Flows (Expressed in US Dollars) (Unaudited)
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Period From November 13, 2007 (Inception) to September 30, 2011

Cash Flows from Operating Activities
Net loss	$ (28,161)	$ (364,574)	$ (1,312,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	–	–	7,500
Impairment of mineral property acquisition costs	–	–	6,500
Amortization of terminated license agreement costs	–	–	1,096
Impairment of terminated license agreement costs	–	–	498,904
Gain on disposal of discontinued operations	–	–	(18,177)
Loss on derivative liability	–	84,551	24,545
Accretion of debt discount	–	68,455	–
Stock-based compensation	–	–	122,359
Loss on extinguishment of debt	–	24,467	–
Changes in operating assets and liabilities:
Accounts payable – related party	(13)	–	(13)
Accounts payable and accrued liabilities	(14,230)	3,730	28,280

Net cash used in operating activities	(42,404)	(183,371)	(641,282)

Cash Flows from Investing Activities
Mineral property acquisition costs	–	–	(6,500)

Net cash used in investing activities	–	–	(6,500)

Cash Flows from Financing Activities
Proceeds from sale of common stock – net	–	–	236,000
Net advances from related party	–	99,253	234,131
Proceeds from loans payable and convertible debt	28,328	45,000	177,651

Net cash provided by financing activities	28,328	144,253	647,782

Decrease in cash	(14,076)	(39,118)	–
Cash – beginning of period	14,076	39,118	–

Cash – end of period	$ –	$ –	$ –

Supplemental Disclosures of cash flow information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

See notes to unaudited consolidated financial statements.

Neohydro Technologies Corp.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Expressed in US Dollars)

1.     Nature of Operations

Neohydro Technologies Corp. (the “Company”) was incorporated in the State of Nevada on November 13, 2007 as Rioridge Resources Corp. On July 22, 2008, the Company changed its name to Neohydro Technologies Corp. From December 14, 2007 to September 20, 2008, the Company’s principal business was the acquisition and exploration of mineral resources. On September 22, 2008, the Company entered into a licensing agreement and acquired the exclusive worldwide marketing, distribution and licensing rights to water sterilization technology. On March 31, 2009, the water sterilization technology license agreement was terminated by the licensor. On June 8, 2009, the Company entered into a licensing agreement to market and sell in Canada an environmental fuel efficient turbo technology called Green Interactive Hybrid System (“GIHS”). On September 1, 2009, the Company incorporated Green Interactive Hybrid Technologies Canada Inc. “GIH Canada” in the Province of Alberta, Canada as a wholly-owned subsidiary to better attract Canadian investment. On March 8, 2011, the GIHS license agreement was terminated by the licensor. The current primary activity of the Company involves seeking a company or companies that it can acquire or with which it can merge. The Company’s plans are now only in an early stage. Refer to Note 7.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2011, the Company has a working capital deficit of $70,856 and has accumulated losses of $1,312,276 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies

a)       Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)       Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

c)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Neohydro Technologies Corp.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Expressed in US Dollars)

2.    Summary of Significant Accounting Policies (continued)

d)       Interim Financial Information

The unaudited consolidated financial statements as of September 30, 2011 and for the nine months ended September 30, 2011 and 2010 and for the period November 13, 2007 (inception) to September 30, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2011 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three month and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarters or the entire year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date.

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

f)       Subsequent Events

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

g)        Recent Accounting Pronouncements

The Company’s management does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Neohydro Technologies Corp.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Expressed in US Dollars)

3.    Related Party Balances/Transactions

Due to related party, which is non-interest bearing, unsecured, and has no specific terms of repayment, consist of:

	September 30, 2011	December 31, 2010
Due to former chief executive officer
Expenses paid on behalf of the Company	$248	$261
Total	$248	$261

For the nine months ended September 30, 2011, the Company incurred $nil (2010 - $37,500) in management fees expense for services provided by its former chief executive officer (from June 8, 2009). No management fees were accrued subsequent to December 31, 2010 due to the termination of the GIHS licensing agreement the Company formerly held. The prior management fees had been accrued for services performed by its former chief executive officer, Michael Kulcheski, and Harry Gelbard related to the exclusive GIHS license covering the territory of Canada and other such territories to market and sell an environmental fuel efficient turbo technology called Green Interactive Hybrid System. The Company did not fulfill its obligations under the GIHS license agreement and received notice from the licensor that the Company was in default under the GIHS licensing agreement. As a result, from the date the licensing agreement was terminated forward, the Company determined that it is no longer receiving significant management services from Michael Kulcheski and Harry Gelbard related to marketing and selling the GIHS and that any management services currently being provided by them to the Company are not material and do not require recognition in the financial statements.

The Company’s office services and office space are provided without charge by the sole officer and director of the Company.

4.    Loans Payable

At September 30, 2011, the Company is indebted to an unrelated third party for $42,328 (December 31, 2010 - $14,000).  The loan is non-interest bearing and is due on demand.

5.    Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2010	1,250,000	$0.15
Expired	(250,000)	$0.40

Balance – September 30, 2011	1,000,000	$0.09

As at September 30, 2011, the following common share purchase warrants were outstanding:

Description	Number of Warrants

Exercise

Price

Expiry Date

Issued October 1, 2009	500,000	$0.10	October 1, 2012
Issued October 1, 2009	500,000	$0.08	October 1, 2013

Total	1,000,000

As at September 30, 2011, the aggregate intrinsic value of the common share purchase warrants was $nil.

Neohydro Technologies Corp.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Expressed in US Dollars)

6.       Income Taxes

No provisions for income taxes have been recorded in the periods presented since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $265,651 at September 30, 2011 (December 31, 2010 - $256,076) attributable to the future utilization of the net operating loss carry-forward of approximately $781,000 at September 30, 2011 (December 31, 2010- $753,000) will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $781,000 net operating loss carry-forward expires $25,000 in year 2027, $133,000 in year 2028, $216,000 in year 2029, $379,000 in year 2030, and $28,000 in year 2031.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may become limited.

The components of the net deferred income tax assets consist of:

	September 30, 2011	December 31, 2010

Net operating loss carry-forward	$265,651	$256,076

Valuation allowance	(265,651)	(256,076)

Net deferred income tax assets	$–	$–

Expected income tax benefit computed by applying the U.S. statutory income tax rate of 34% to pre-tax loss differs from the Company’s benefit from income taxes, as follows:

	For the Nine Months Ended
	September 30, 2011	September 30, 2010

Expected income tax expense (benefit) at 34%	$(9,575)	$(123,955)
Non-deductible accretion	–	23,275
Non-deductible loss on re-valuation of derivative liability and loss on extinguishment of debt	–	37,066
	–
Change in valuation allowance	9,575	63,614

Provision for (benefit from) income taxes	$–	$–

Neohydro Technologies Corp.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Expressed in US Dollars)

7.       Commitment

On September 27, 2011, the Company entered into a binding term sheet (the “Term Sheet”), which outlines the general terms and conditions pursuant to which the Company has agreed to enter into a definitive agreement to purchase 75% of the issued and outstanding shares of common stock of Performance DNS Inc. (“Performance DNS”), a private company domiciled in Nevada, in exchange for 30,000,000 shares of common stock of the Company. As a term of the agreement, on September 27, 2011, the President of Performance DNS became the current President of the Company. Under the Term Sheet, the Company agreed to complete an equity or debt financing of up to $500,000 within 6 months of closing and agreed to advance $25,000 upon closing. Each party will pay its own expenses in connection with the negotiation of the definitive agreement. The agreement has not yet closed.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

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

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean Neohydro Technologies Corp., a Nevada corporation, and our wholly owned subsidiary, Green Interactive Hybrid Technologies Canada Inc., an Alberta, Canada corporation, unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on November 13, 2007.

We were previously engaged in the business of acquisition and exploration of mining properties and industrial waste water business. Until March 8, 2011 we were in the business of installing a patented turbo system that was proven to assist an engine to operate more efficiently, with less effort, less fuel consumption, and enhanced horsepower. We are no longer in any of these businesses. We maintain our statutory registered agent's office at National Registered Agents, Inc. of NV, 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office is located at 200 Centennial Avenue, Suite 200, Piscataway, New Jersey 08854. Our telephone number is 732-377-2063.

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

On September 27, 2011, our company entered into a binding term sheet, which outlines the general terms and conditions pursuant to which our company has agreed to enter into a definitive agreement to purchase 75% of the issued and outstanding shares of common stock of Performance DNS Inc., a private company domiciled in Nevada, in exchange for 30,000,000 shares of common stock of our company. As a term of the agreement, on September 27, 2011, the president of Performance DNS became the current president of our company. Under the term sheet, our company agreed to complete an equity or debt financing of up to $500,000 within 6 months of closing and agreed to advance $25,000 upon closing. Each party will pay its own expenses in connection with the negotiation of the definitive agreement. The agreement has not yet closed.

Results of Operations

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010.

Our net loss for the three and nine month periods ended September 30, 2011, for the three and nine month periods ended September 30, 2010 and the period from November 13, 2007 (inception) to September 30, 2011, for the respective items are summarized as follows:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010		Period from November 13, 2007 (Inception) to September 30, 2011
Revenue	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
General and administrative		3,727		60,640		28,161		187,101		570,957
Accretion of discount on convertible note		Nil		4,050		Nil		68,455		15,142
Loss on extinguishment of debt		Nil		Nil		Nil		24,467		Nil
Loss on change in fair value of conversion feature		Nil		57,750		Nil		84,551		24,545
Loss from continuing operations		$(3,727)		$(122,440)		$(28,161)		$(364,574)		$(610,644)

General and Administrative

We had no revenues in the three-month periods ended September 30, 2011 and 2010 and we incurred net losses of $3,727 and $122,440, respectively. In the nine-month periods ended September 30, 2011 and 2010, we incurred net losses of $28,161 and $364,574, respectively. From November 13, 2007 (inception date) to September 30, 2011 we incurred a net loss from continuing operations of $610,644.

General and administrative expenses relating to operations decreased for the three-month period ended September 30, 2011 to $3,727 from $60,640 for the three-month period ended September 30, 2010. General and administrative expenses relating to operations decreased for the nine-month period ended September 30, 2011 to $28,161 from $187,101 for the nine-month period ended September 30, 2010. The decreases were primarily due to a slowdown in our business operations.

Liquidity and Financial Condition

Working Capital

		At September 30,	At December 31,
		2011	2010
Current assets	$	Nil	$14,076
Current liabilities		70,856	56,771
Working capital (deficit)		$(70,856)	$(42,695)

Cash Flows

	Nine Month Period Ended
	September 30,		September 30,
	2011		2010
Cash flows used in operating activities	$(42,404)		$(183,371)
Cash flows provided by (used in) investing activities	Nil	$	Nil
Cash flows provided by financing activities	28,328		$144,253
Net decrease in cash during period	$(14,076)		$(39,118)

Operating Activities

Net cash used in operating activities was $42,404 for the nine-month period ended September 30, 2011 compared with cash used in operating activities of $183,371 in the same period in 2010. The decrease in cash used in operating activities is attributable to a lack of operating business venture.

Investing Activities

Net cash provided by investing activities was $Nil for the nine-month period ended September 30, 2011 compared to $Nil in the same period in 2010.

Financing Activities

Net cash from financing activities was $28,328 for the nine-month period ended September 30, 2011 compared to $144,253 in the same period in 2010. The decrease in financing activities was mainly attributable to less interest in our business operations from potential investors.

Loans Payable

At September 30, 2011, our company is indebted to an unrelated third party for $42,328 (December 31, 2010 - $14,000). The loan is non-interest bearing and is due on demand.

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

Our company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2011, we had a working capital deficit of $70,856 and have accumulated losses of $1,312,276 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The consolidated financial statements included herein do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. Our company’s fiscal year-end is December 31.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

On September 27, 2011, we accepted the resignation of Michael Kulcheski as our president, principal executive officer, secretary, treasurer, chief executive officer, principal financial officer and principal accounting officer.  Mr. Kulcheski’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.  Mr. Kulcheski will remain as a member of our company’s board of directors.

Concurrently with Mr. Kulcheski’s resignation, we appointed Claudio Lai as our president, principal executive officer, secretary, treasurer, principal financial officer and principal accounting officer, effective September 27, 2011.  In addition, we increased the number of directors on our board of directors from one to two members and appointed Mr. Lai to fill the board seat.

Item 6.  Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Corporate Charter (incorporated by reference to our Registration Statement on Form S-1 filed on March 13, 2008).
3.2	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on March 13, 2008).
3.3	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on March 13, 2008).
(10)	Material Contracts
10.1	Lease Agreement (incorporated by reference to our Registration Statement on Form S-1 filed on March 13, 2008).
10.2

Amendment to License Agreement between our company and Gene Peckover and Gene Vettes dated November 23, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 23, 2010).

(21)	Subsidiaries of the Registrant
21.1	Green Interactive Hybrid Technologies Canada Inc.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBRL).
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

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

NEOHYDRO TECHNOLOGIES CORP.
(Registrant)

Dated: November 14, 2011	/s/ Claudio Lai
Claudio Lai
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)