Form 10-K
period 2011-12-31
Neohydro Technologies Corp.
filed 2012-04-16
CIK 1428816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2011
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	000-53669

NEOHYDRO TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Yarbrough Avenue, Suite B 305, El Paso, TX	79925
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	805.857.1074

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.00001
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

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

Yes ☒ No ☐

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
Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2011 was $19,747 based on a $0.0026 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
165,358,040 common shares as of April 16, 2012

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

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean Neohydro Technologies Corp. a Nevada corporation and our wholly-owned subsidiary, Green Interactive Hybrid Technologies Canada Inc., a company incorporated under the laws of the Province of Alberta, unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on November 13, 2007.

We have previously been engaged in the business of acquisition and exploration of mining properties and the industrial waste water business. Until March 8, 2011 we were in the business of installing a patented turbo systems that was proven to assist an engine to operate more efficiently, with less effort, less fuel consumption, and enhanced horsepower.   We are no longer in any of these businesses. We maintain our statutory registered agent's office at National Registered Agents, Inc. of NV, 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office is located at 2200 Yarbrough Avenue, Suite B 305, El Paso, TX  79925. Our telephone number is 805.857.1074.

We have a wholly-owned subsidiary, Green Interactive Hybrid Technologies Canada Inc., a company incorporated under the laws of the Province of Alberta.

Other than as set out in this annual report, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are a company with no operations.

We were not successful in the business of installing patented turbo systems that were proven to assist an engine to operate more efficiently, with less effort, less fuel consumption, and enhanced horsepower, focused initially on the light and heavy-duty trucking industry.

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

On September 27, 2011, we entered into a binding term sheet, which outlines the general terms and conditions pursuant to which our company has agreed to enter into a definitive agreement to purchase 75% of the issued and outstanding shares of common stock of Performance DNS Inc., a private company domiciled in Nevada, in exchange for 30,000,000 shares of common stock of our company. As a term of the agreement, on September 27, 2011, the president of Performance DNS became the current president of our company. Under the term sheet, our company agreed to complete an equity or debt financing of up to $500,000 within 6 months of closing and agreed to advance $25,000 upon closing. Each party will pay its own expenses in connection with the negotiation of the definitive agreement. The agreement has not yet closed and our company has not yet closed an equity or debt financing of up to $500,000 within the past 6 month period, therefore, both Companies are still negotiating new terms.

Patents and Trademarks

We do not own any patents or trademarks.

Employees

We currently have no employees other than our officers and directors. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees.

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

Item 2.       Properties

Executive Offices

Our business office is located at 2200 Yarbrough Avenue, Suite B 305, El Paso, TX  79925.   Our office space is provided by our president Claudio Lai.  We do not anticipate that we will require any additional premises in the foreseeable future.

Item 3.       Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.       Mine Safety Disclosures

Not applicable

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

OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2011	$0.0089	$0.0034
September 30, 2011	$0.006	$0.0028
June 30, 2011	$0.01	$0.0026
March 31, 2011	$0.009	$0.0041
December 31, 2010	$0.015	$0.004
September 30, 2010	$0.02	$0.005
June 30, 2010	$0.03	$0.0102
March 31, 2010	$0.06	$0.018

(1)  Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Empire Stock Transfer Inc., 1859 Whitney Mesa Dr., Henderson, NV 89014, Telephone: (702) 818-5898; Facsimile: (702) 974-1444, is the registrar and transfer agent for our common shares.

On April 11, 2012, the shareholders' list showed 6 registered shareholders.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as set forth below, we did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2011 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q or in our current reports on Form 8-K filed during the year ended December 31, 2011.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2011.

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

Results of Operations for our Years Ended December 31, 2011 and 2010

Our net loss and comprehensive loss for our year ended December 31, 2011, for our year ended December 31, 2010 and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2011 $	Year Ended December 31, 2010 $	Change Between Year Ended December 31, 2011 and Year Ended December 31, 2010 $
Revenue	Nil	Nil	Nil
General and administrative	37,634	363,924	326,290
Net loss for the period	(37,634)	(413,897)	376,263

General and Administrative

We have no revenues in the years ended December 31, 2011 and 2010.  In the year ended December 31, 2011, we incurred net losses of $37,634.  From November 13, 2007 (inception date) to December 31, 2011 we incurred a net loss of $1,321,749.

General and administrative expenses relating to operations increased for the year ended December 31, 2011 to approximately $37,634 from approximately $363,924 for the year ended December 31, 2010. The decrease of $326,290 was primarily due to decreased management fees and marketing and administrative costs related to securing contracts for the patented turbo hybrid system (GIHS) in fiscal 2010 versus having no business operations during fiscal 2011.

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

Liquidity and Financial Condition

Working Capital

		At December 31, 2011	At December 31, 2010
Current assets	$	Nil	$14,076
Current liabilities		80,329	56,771
Working capital (deficit)		$(80,329)	$(42,695)

Cash Flows

	Year Ended
	December 31,		December 31
	2011		2010
Cash flows used in operating activities	$(45,845)		$(235,128)
Cash flows provided by (used in) investing activities	Nil	$	Nil
Cash flows provided by financing activities	31,769		$210,086
Net (decrease) in cash during year	$(14,076)		$(25,042)

Operating Activities

Net cash used in operating activities was $45,845 for our year ended December 31, 2011 compared with cash used in operating activities of $235,128 in the same period in 2010.  The decrease of $188,283 in operating activities is mainly attributable to lack of an operating business venture.

Investing Activities

Net cash provided by investing activities was $Nil for our year ended December 31, 2011 compared to net cash used in investing activities of $Nil in the same period in 2010.

Financing Activities

Net cash from financing activities was $31,769 for our year ended December 31, 2011 compared to $210,086 in the same period in 2010. The decrease was mainly attributable to a decrease of advances from related parties.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

These accompanying consolidated financial statements have been prepared on a going concern basis, which implies our company will continue to realize its assets and discharge its liabilities in the normal course of business. Our company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. As of December 31, 2011, our company has accumulated losses of $1,321,749 since inception and has a working capital deficit of $80,329. These factors raise substantial doubt about our company’s ability to continue as a going concern.  Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund capital expenditures, working capital and other cash requirements for the year ending December 31, 2011.  The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain sufficient equity financing and the attainment of profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Foreign Currency Translation

Our company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. Our company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Recent Accounting Pronouncements

Our company’s management does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.       Financial Statements and Supplementary Data

Neohydro Technologies Corp.

(A Development Stage Company)

December 31, 2011

                                                                                                                                                   Index

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm.............................................................   F–1

Consolidated Balance Sheets........................................................................................................   F–2

Consolidated Statements of Operations..........................................................................................  F–3

Consolidated Statements of Stockholders’ Deficit..........................................................................   F–4

Consolidated Statements of Cash Flows........................................................................................   F–5

Notes to Consolidated Financial Statements..................................................................................   F–6

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Neohydro Technologies Corp.

(A Development Stage Company)

Piscataway, New Jersey

We have audited the accompanying consolidated balance sheets of  Neohydro Technologies Corp. (a Development Stage Company) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended and for the period from November 13, 2007 (Inception) to December 31, 2011. These  consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the period from November 13, 2007 (Inception) to December 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those consolidated financial statements. The consolidated financial statements for the period from November 13, 2007 (Inception) to December 31, 2008 include total revenues of $-0- and a net loss of $664,299, respectively. Our opinion on the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the period from November 13, 2007 (Inception) to December 31, 2011, insofar as it relates to amounts from November 13, 2007 (Inception) to December 31, 2008, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neohydro Technologies Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended and for the period from November 13, 2007 (Inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Neohydro Technologies Corp. will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, Neohydro Technologies Corp. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com

Houston, Texas
April 16, 2012

Neohydro Technologies Corp. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31,	December 31,
	2011	2010

ASSETS

Current Assets

Cash and cash equivalents	$ –	$ 14,076
Prepaid expenses	–	–

Total Assets	$ –	$ 14,076

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 34,089	$ 42,510
Due to related party	471	261
Loans payable	45,769	14,000

Total Current Liabilities	80,329	56,771

Stockholders’ Deficit

Preferred Stock, $0.00001 par value; authorized: 100,000,000 shares, none issued and outstanding	–	–
Common Stock, $0.00001 par value; Authorized: 800,000,000 shares, 165,358,040 shares issued and outstanding	1,654	1,654
Additional paid-in capital	1,239,766	1,239,766
Deficit accumulated during the development stage	(1,321,749)	(1,284,115)

Total Stockholders' Deficit	(80,329)	(42,695)

Total Liabilities and Stockholders' Deficit	$ –	$ 14,076

See Notes to Consolidated Financial Statements.

Neohydro Technologies Corp. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

	For the year ended	For the year ended	Period from November 13, 2007 (Inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011

Revenue	$ 0	$ 0	$ 0

Costs and expenses

General and administrative	37,634	363,924	580,430

Operating Loss	(37,634)	(363,924)	(580,430)

Other Income (Expense)

Accretion of discount on convertible debenture	–	(11,046)	(15,142)
Loss on extinguishment of debt	–	(24,545)	(24,545)
Loss on change in fair value of conversion feature	–	(14,382)	–

Total other income	–	(49,973)	(39,687)

Loss from continuing operations	(37,634)	(413,897)	(620,117)

Discontinued operations
Gain on disposal of discontinued operations	–	–	18,177
Operations	–	–	(719,809)

Total loss from discontinued operations	–	–	(701,632)

Net loss	$ (37,634)	$ (413,897)	$ (1,321,749)

Net Loss Per Share – Basic and Diluted:

Loss from continuing operations	$ (0.00)	$ (0.01)
Discontinued operations	–	–
Net loss	$ (0.00)	$ (0.01)

Weighted Average Shares Outstanding – Basic and Diluted	165,358,040	61,613,000

See Notes to Consolidated Financial Statements.

Neohydro Technologies Corp. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

For the Period from November 13, 2007 (Inception) to December 31, 2011

(Expressed in US Dollars)

	Common Stock $0.00001 par value		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance - November 13, 2007 (Inception)	$ 0	$ 0	$ 0	$ 0	$ 0

Common shares sold for cash at $0.000125 per share	40,000,000	400	4,600	–	5,000
Common shares sold for cash at $0.00125 per share	32,800,000	328	40,672	–	41,000
Donated services	–	–	1,500	–	1,500
Net loss	–	–	–	(26,792)	(26,792)
Balance - December 31, 2007	72,800,000	$ 728	$ 46,772	$ (26,792)	$ 20,708

Common shares sold for cash at $0.40 per unit, less costs of $10,000	250,000	3	89,997	–	90,000
Donated services	–	–	6,000	–	6,000
Net loss	–	–	–	(637,507)	(637,507)
Balance - December 31, 2008	73,050,000	$ 731	$ 142,769	$ (664,299)	$ (520,799)

Common shares returned and cancelled	(14,560,000)	(146)	146	–	–
Common shares issued for cash at $0.20 per unit	500,000	5	99,995	–	100,000
Donated capital - amount due licensor	–	–	500,000	–	500,000
Net loss	–	–	–	(205,919)	(205,919)
Balance - December 31, 2009	58,990,000	$ 590	$ 742,910	$ (870,218)	$ (126,718)

Common shares issued for conversion of convertible notes	45,595,156	456	150,009	–	150,465
Common stock issued for settlement of related party payables	51,681,975	517	292,392	–	292,909
Common stock issued for settlement of payables	9,090,909	91	54,455	–	54,546
Net loss	–	–	–	(413,897)	(413,897)
Balance - December 31, 2010	165,358,040	$ 1,654	$ 1,239,766	$ (1,284,115)	$ (42,695)

Net loss	–	–	–	(37,634)	(37,634)
Balance - December 31, 2011	165,358,040	$ 1,654	$ 1,239,766	$ (1,321,749)	$ (80,329)

Neohydro Technologies Corp. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	For the year ended	For the year ended	Period from November 13, 2007 (Inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011

Cash Flows from Operating Activities

Net loss	$ (37,634)	$ (413,897)	$ (1,321,749)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	–	–	7,500
Impairment of mineral property acquisition costs	–	–	6,500
Amortization of terminated license agreement costs	–	–	1,096
Impairment of terminated license agreement costs	–	–	498,904
Gain on disposal of discontinued operations	–	–	(18,177)
Loss on derivative liability	–	14,382	–
Accretion of debt discount	–	(4,096)	–
Stock-based compensation	–	122,359	122,359
Loss on extinguishment of debt	–	24,545	24,545
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(8,421)	21,579	34,089
Due to related party	210	–	210

Net cash used for operating activities	(45,845)	(235,128)	(644,723)

Cash Flows from Investing Activities

Mineral property acquisition costs	–	–	(6,500)

Net cash used for investing activities	–	–	(6,500)

Cash Flows from Financing Activities

Proceeds from sale of common stock – net	–	–	236,000
Net advances from related party	–	145,763	234,131
Proceeds from loans payable and convertible debt	31,769	64,323	181,092

Net cash provided by financing activities	31,769	210,086	651,223

Decrease in cash	(14,076)	(25,042)	–

Cash – beginning of period	14,076	39,118	–

Cash – end of period	$ –	$ 14,076	$ –

Supplemental disclosures of cash flow information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

                                                                                                            Non-cash investing and financing activities (Note 9)

Neohydro Technologies Corp. and Subsidiary

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of  December  31, 2011, the Company has a working capital deficit of $80,329 and has accumulated losses of $1,321,749 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)         Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, due to related party, accounts payable, and loan payable.

d)       Basic and Diluted Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and the if-converted method for convertible preferred stock. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2011, the Company has 1,000,000 (2010 – 1,250,000) potentially dilutive securities outstanding.

Neohydro Technologies Corp. and Subsidiary

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Expressed in US Dollars)

2.               Summary of Significant Accounting Policies (continued)

e)       Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities  denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

f)        Stock-based Compensation

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

h)       Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

i)         Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

j)        Recent Accounting Pronouncements

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

Neohydro Technologies Corp. and Subsidiary

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Expressed in US Dollars)

3.       Related Party Balances/Transactions

Due to related party, which is non-interest bearing, unsecured, and has no specific terms of repayment, consist of:

	December 31, 2011	December 31, 2010
Due to current president of Company
Expenses paid on behalf of the Company	$471	$–
Due to former chief executive officer
Expenses paid on behalf of the Company	$–	$261
Total	$471	$261

For the year ended December, 2011, the Company incurred $0 (2010 - $150,000) in management fees expense for services provided by its former chief executive officer (from June 8, 2009). No management fees were accrued subsequent to December 31, 2010, due to the termination of the GIHS licensing agreement the Company formerly held. The prior management fees had been accrued for services performed by its former chief executive officer, Michael Kulcheski, and Harry Gelbard related to the exclusive GIHS license covering the territory of Canada and other such territories to market and sell an environmental fuel efficient turbo technology called Green Interactive Hybrid System. The Company did not fulfill its obligations under the GIHS license agreement and received notice from the licensor that the Company was in default under the GIHS licensing agreement. As a result, from the date the licensing agreement was terminated forward, the Company determined that it is no longer receiving significant management services from Michael Kulcheski and Harry Gelbard related to marketing and selling the GIHS and that any management services currently being provided by them to the Company are not material and do not require recognition in the financial statements.

The Company’s office services and office space are provided without charge by the sole officer and director of the Company.

4.       Loans Payable

a)       On July 30, 2009, the Company entered into a loan agreement with a private company for $35,000. The loan was non-interest bearing and due in full on March 1, 2010. The loan could be cancelled upon the conversion of the loan into shares by the lender. The loan was not repaid by the due date of March 1, 2010 and on April 9, 2010 a new agreement was signed.  (see Note 5(b)).

b)       On March 31, 2010, a private company loaned the Company $28,000.   The loan was non-interest bearing and had no repayment terms.  On May 6, 2010, the private company loaned an additional $17,000 and entered into a convertible note agreement for the gross amount of $45,000 due in full on June 30, 2010.  The loan was not repaid by the due date and a new note was signed on July 31, 2010. (see Note 5(c)).

c)       At December 31, 2011, the Company is indebted to an unrelated third party for $45,769 (December 31, 2010 - $14,000).  The loan is non-interest bearing and is due on demand.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Expressed in US Dollars)

5.       Convertible Notes

a)       On December 17, 2009, the Company entered into a convertible note agreement with a private company.  The Company received $50,000 which bears interest at 15% per annum and was due on March 31, 2010. On April 1, 2010, the due date of the loan was extended to June 1, 2010 and on June 1, 2010 the due date of the loan was extended to June 30, 2011. The Company evaluated the modifications and concluded that the modifications were not troubled debt restructurings or extinguishments of the original debt; as a result no gain or loss was recognized upon modification and no change to the carrying value of the debt was recognized. Interest is payable on the note when the principal amount becomes due. The loan and any unpaid interest are convertible into shares of common stock at a conversion price which is the lesser of (a) $0.15 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion. The Company initially recognized the fair value of the embedded conversion feature of $35,989 as a derivative liability and reduced the carrying value of the convertible loan to $14,011.  The discount on the convertible loan was accreted over the term of the convertible loan, and at March 31, 2010 the unamortized discount was $0, increasing the carrying value to the face value of $50,000. As at December 22, 2010, accrued interest of $7,603 was outstanding and included in the carrying amount of the loan.  The fair value of the derivative liability at December 22, 2010, was $90,297 and a loss of $14,382 was recorded on the change in the fair value of the derivative liability for the year ended December 31, 2010.  The fair value of the derivative liability of $90,297 was determined using the Black-Scholes option pricing model with a quoted market price of $0.006, a conversion price of $0.0033, expected volatility of 365%, no expected dividends, an expected term of six months and a risk-free interest rate of 0.2%.  On December 22, 2010, the loan was converted into 17,455,375 shares at a price of $0.0033 per share based on a 25% discount to the five day value weighted average stock price of the common stock.

b)       On April 9, 2010, the Company entered into a convertible loan agreement which replaced the loan agreement for $35,000 referred to in Note 4(a). According to the terms of the agreement, the loan is due March 1, 2011 and bears interest at 12% per annum. Interest is payable on the note when the principal amount becomes due. The loan and any unpaid interest are convertible into shares of common stock at a conversion price which is the lesser of (a) $0.015 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion. The Company evaluated the modification and concluded that the modification was an extinguishment of the original debt; as a result a loss of $0 for the year ended December 31, 2010, was recognized upon modification and no change to the carrying value of the debt was recognized as the Company determined that the fair value of the new debt was $35,000. As at December 22, 2010 accrued interest of $2,957 was outstanding and included in the carrying amount of the loan.  The fair value of the derivative liability at December 22, 2010, was $41,115 and a loss of $0 was recorded on the change in the fair value of the derivative liability for the year ended December 31, 2010.  The fair value of the derivative liability of $41,115 was determined using the Black- Scholes option pricing model with a quoted market price of $0.006, a conversion price of $0.0033, expected volatility of 262%, no expected dividends, an expected term of two months and a risk-free interest rate of 0.11%.  On December 22, 2010, the loan was converted into 11,502,200 shares at a price of $0.0033 per share based on a 25% discount to the five day value weighted average stock price of the common stock.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Expressed in US Dollars)

5.     Convertible Notes (continued)

c)       On May 6, 2010, the Company entered into a convertible note agreement to secure $45,000 of advances referred to in Note 4(b).  According to the terms of the agreement the loan was due on June 30, 2010 and bore interest at 15% per annum.  Interest was payable on the note when the principal became due.  The loan and any unpaid interest were convertible into shares of common stock at a conversion price which of the lesser of (a) $0.02 or (b) a 25% discount to the five day value weighted average stock price of the common stock as of the date of conversion.  The Company initially recognized the fair value of the embedded conversion feature of $26,543 as a derivative liability and reduced the carrying value of the convertible loan to $18,457. The initial fair value of the derivative liability at May 6, 2010 of $26,543 was determined using the Black Scholes option pricing model with a quoted market price of $0.02, a conversion price of $0.0165, expected volatility of 291%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.32%. The discount on the convertible loan was accreted over the term of the convertible loan, increasing the carrying value to the face value of $45,000 on June 30, 2010. As at June 30, 2010, the discount was fully accreted and the carrying value of the convertible debt was $45,000 and the loan had not been repaid or converted into shares. On July 31, 2010, the loan was extended to June 30, 2011 and an additional $5,323 was loaned to the Company. The Company evaluated the modifications and concluded that the modifications were not troubled debt restructurings or extinguishments of the original debt; as a result no gain or loss was recognized upon modification. As at December 22, 2010, accrued interest of $4,581 was outstanding and included in the carrying amount of the loan.  The fair value of the derivative liability at December 22, 2010, was $84,871 and a loss of $0 was recorded on the change in the fair value of the derivative liability for the year ended December 31, 2010.  The fair value of the derivative liability of $84,871 was determined using the Black-Scholes option pricing model with a quoted market price of $0.006, a conversion price of $0.0033, expected volatility of 360%, no expected dividends, an expected term of six months and a risk-free interest rate of 0.2%.  On December 22, 2010, the loan was converted into 16,637,581 shares at a price of $0.0033 per share based on a 25% discount to the five day value weighted average stock price of the common stock.

6.       Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2010	1,250,000	$0.15
Expired	(250,000)	$0.40

Balance – December 31, 2011	1,000,000	$0.09

As at December 31, 2011, the following common share purchase warrants were outstanding:

Description	Number of Warrants

Exercise

Price

Expiry Date

Issued October 1, 2009	500,000	$0.10	October 1, 2012
Issued October 1, 2009	500,000	$0.08	October 1, 2013

Total	1,000,000

As at December 31, 2011, the aggregate intrinsic value of the common share purchase warrants was $0.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Expressed in US Dollars)

7.       Income Taxes

No provisions for income taxes have been recorded in the periods presented since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $268,872 at December 31, 2011 (December 31, 2010 - $256,076) attributable to the future utilization of the net operating loss carry-forward of approximately $790,800 at December 31, 2011 (December 31, 2010 - $756,000) will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $790,800 net operating loss carry-forward expires $25,000 in year 2027, $133,000 in year 2028, $216,000 in year 2029, $379,800 in year 2030, and $37,000 in year 2031.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The components of the net deferred income tax assets consist of:

	December 31, 2011	December 31, 2010

Net operating loss carry-forward	$268,872	$256,076

Valuation allowance	(268,872)	(256,076)

Net deferred income tax assets	$–	$–

Expected income tax benefit computed by applying the U.S. statutory income tax rate of 34% to pre-tax loss differs from the Company’s benefit from income taxes, as follows:

	For the Years Ended
	December 31, 2011	December 31, 2010

Expected income tax expense (benefit) at 34%	$(12,796)	$(140,725)
Non-deductible accretion	–	(1,393)
Non-deductible loss on re-valuation of derivative liability and loss on extinguishment of debt	–	13,235
	–
Change in valuation allowance	12,796	128,883

Provision for (benefit from) income taxes	$–	$–

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Expressed in US Dollars)

8.       Commitment

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

Under the Term Sheet, the Company agreed to complete an equity or debt financing of up to $500,000 within 6 months of closing and agreed to advance $25,000 upon closing. The agreement has not yet closed and the Company has not yet closed an equity or debt financing of up to $500,000 within the 6-month period, therefore, both companies are still negotiating new terms.

Each party will pay its own expenses in connection with the negotiation of the definitive agreement. As at December 31, 2011, the agreement has not yet closed.

9.       Non-cash Investing and Financing Activities

	For the Year Ended December 31,	For the Year Ended December 31,	Period from November 13, 2007 (Date of Inception) to December 31,
	2011	2010	2011

Acquisition of license agreement in exchange for liability due Licensor of license agreement	$ –	$ –	$ 500,000

Contribution of amount due Licensor of terminated license agreement	$ –	$ –	$ 500,000

Issuance of common stock for conversion of convertible notes	$ –	$ 150,465	$ 150,465

Issuance of common stock for settlement of debt	$ –	$ 200,551	$ 200,551

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

As of December 31, 2011, the end of the period covered by this annual report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer, principal financial officer and principal accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm due to rules of the SEC that permit us to provide only the conclusions to management’s report in this annual report.

Changes in Internal Control

During the fourth quarter of our fiscal year ended December 31, 2011 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Claudio Lai	President, Secretary, Treasurer and Director	42	September 27, 2011
Michael R. Kulcheski	Director	61	June 8, 2009

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Claudio Lai - President, Secretary, Treasurer and Director

Mr. Lai was appointed as our president, secretary, treasurer and as a director of our company on September 27, 2011.

Since 2002, Mr. Lai has served as the president of Performance DNS, a business operating as a sole proprietorship located in El Paso, Texas.  Performance DNS, provides a web and mobile based management tool of website domain names within the Domain Name System (DNS).  Domain administrators using Performance DNS, can dynamically manage the DNS of one or thousands of domains as well as email (MX record) accounts. Mr. Lai manages the day to day operations of Performance DNS including maintaining favorable relationships with existing customers.

Since 2004, he has served as the president of Integration Mind, a business operating as a sole proprietorship, located in El Paso, Texas, that provides online billing, technical, integration, support services and solutions for merchants.  Mr. Lai manages the day to day operations of Integration Mind including but not limited to providing technical support to online merchants who have subscribed to the services of Integration Mind.

In June 2010 Mr. Lai was appointed as president and director of TrustCash Holdings Inc., a company that provides a website to accept online payment options with or without a merchant account As the President Mr. Lai devises strategies, formulates policies and directs operations to ensure that the objectives of TrustCash are met. Mr. Lai is also required to sign major contracts, stock certificates, and other legal documents.

Michael R. Kulcheski - Director

Mr. Kulcheski was appointed a director of our company on June 8, 2009 and served as our president, secretary and treasurer from June 8, 2009 until September 27, 2011.  Mr. Kulcheski remains a director of the company.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.                   been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.                   had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.                   been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.                   been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.                   been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.                   been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Claudio Lau	1(1)	1	N/A
Michael R. Kulcheski	Nil	Nil	N/A

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

Code of Ethics

We have adopted a Code of Ethics and Business Conduct (the “Code”) that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions (the “Senior Officers”), as well as our directors and employees. As adopted, the Code sets forth written standards that are designed to deter wrongdoing and to promote:

•         honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•         full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

•         compliance with applicable governmental laws, rules and regulations;

•         the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and

•         accountability for adherence to the Code.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2011. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2011 our only standing committee of the board of directors was our audit committee which is comprised of our entire board of directors.

Nomination Process

As of December 31, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors.  We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2011, aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.     Executive Compensation

The particulars of the compensation paid to the following persons:

(a)                 our principal executive officer;

(b)                 each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2011  and 2010; and

(c)                 up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2011  and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Claudio Lai(1) President, Secretary, Treasurer and Director	2011 2010	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Michael R. Kulcheski(2) former President, Secretary, Treasurer	2011 2010	Nil 37,500	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 112,500(3)	Nil 150,000

(1)           Mr. Lai was appointed president, secretary, treasurer and as a director on September 27, 2011.

(2)           Mr. Kulcheski resigned as president, secretary and treasurer on September 27, 2011.

(3)           Mr. Kulcheski received 34,090,909 common shares in settlement of debt in the amount of $112,500.

Option Exercises

During our Fiscal year ended December 31, 2011, there were no options exercised by our named officers.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 11, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Claudio Lai 2200 Yarbrough Avenue, Suite B 305 El Paso, TX	Nil	Nil
Michael R. Kulcheski 84 Hawkhill Road Calgary AB T3G 3H8	34,090,909 Common Shares	20.62%
Directors and Executive Officers as a Group(1)	34,090,909 Common Shares	20.62%
Venugopal Rao Balla 312-2645 Kipling Avenue Toronto, ON M9V 3S6	31,803,794 Common Shares	19.23%

(1)     Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 16, 2012.  As of April 16, 2012, there were 165,358,040 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with two (2) directors, Claudio Lai and Michael R. Kulcheski.  We have determined that our directors are not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

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

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2011 and for fiscal year ended December 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2011 $	December 31, 2010 $
Audit Fees	17,300	24,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	17,300	24,000

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

(b)      Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on March 13, 2008).
3.2	By-laws (incorporated by reference from our Registration Statement on Form S-1 filed on March 13, 2008).
(10)	Material Contracts
10.1	Lease Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 13, 2008).

Amendment to License Agreement between our company and Gene Peckover and Gene Vettes dated November 23, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 23, 2010).

(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on May 8, 2009).
(21)	Subsidiaries of the Registrant
21.1	Green Interactive Hybrid Technologies Canada Inc.
(31)	Section 302 Certifications
31.1*	Section 302 Certification
(32)	Section 906 Certification
32.1*	Section 906 Certification
(101)**	Interactive Data File (Form 10-K for the year ended December 31, 2011 furnished in XBRL).
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

NEOHYDRO TECHNOLOGIES CORP.
(Registrant)
Dated: April 16, 2012	/s/CLAUDIO LAI
Claudio Lai
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2012	/s/CLAUDIO LAI
Claudio Lai
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: April 16, 2012	/s/ MICHAEL R. KULCHESKI
Michael R. Kulcheski
Director