Form 10-Q
period 2012-03-31
Neohydro Technologies Corp.
filed 2012-05-18
CIK 1428816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			March 31, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-53669
NEOHYDRO TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
2200 Yarbrough Avenue, Suite B 305, El Paso, TX				79925
(Address of principal executive offices)				(Zip Code)
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

				[X]	YES	[ ]	NO

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
160,130,768 common shares issued and outstanding as of May 17, 2012.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. These unaudited interim financial statements should be read in conjunction with our company’s audited financial statements and the 10-K for the year ended December 31, 2011.

Neohydro Technologies Corp.

(A Development Stage Company)

March 31, 2012

                                                                                                                                                   Index

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets.......................................................................................................... F–1

Consolidated Statements of Operations............................................................................................F–2

Consolidated Statements of Cash Flows...........................................................................................F–3

Notes to Consolidated Financial Statements..................................................................................... F–4

Neohydro Technologies Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

(Unaudited)

	March 31, 2012	December 31, 2011

ASSETS	$ –	$ –

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 43,337	$ 34,089
Due to related party	479	471
Loans payable	47,726	45,769

Total Current Liabilities	91,542	80,329

Stockholders’ Deficit

Preferred Stock, $0.00001 par value; authorized: 100,000,000 shares, none issued and outstanding	–	–
Common Stock, $0.00001 par value; Authorized: 800,000,000 shares, 165,358,040 shares issued and outstanding	1,654	1,654
Additional paid-in capital	1,239,766	1,239,766
Deficit accumulated during the development stage	(1,332,962)	(1,321,749)

Total Stockholders' Deficit	(91,542)	(80,329)

Total Liabilities and Stockholders' Deficit	$ –	$ –

Neohydro Technologies Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Period from November 13, 2007 (Inception) to March 31, 2012

Revenue	$ –	$ –	$ –

Costs and Expenses:
General and administrative	11,213	14,343	591,643

Operating Loss	(11,213)	(14,343)	(591,643)

Other Income (Expense):
Interest expense	–	–	(15,142)
Loss on extinguishment of debt	–	–	(24,545)

Total other expense	–	–	(39,687)

Loss from continuing operations	(11,213)	(14,343)	(631,330)

Discontinued operations:
Gain on disposal of discontinued operations	–	–	18,177
Loss from operations	–	–	(719,809)

Total loss from discontinued operations	–	–	(701,632)

Net Loss	$ (11,213)	$ (14,343)	$ (1,332,962)

Net Loss Per Share – Basic and Diluted:
Loss from continuing operations	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding –- Basic and Diluted	165,358,040	165,358,040

Neohydro Technologies Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Period From November 13, 2007 (Inception) to March 31, 2012

Cash Flows from Operating Activities
Net loss	$ (11,213)	$ (14,343)	$ (1,332,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	–	–	7,500
Impairment of mineral property acquisition costs	–	–	6,500
Amortization of terminated license agreement costs	–	–	1,096
Impairment of terminated license agreement costs	–	–	498,904
Gain on disposal of discontinued operations	–	–	(18,177)
Stock-based compensation	–	–	122,359
Loss on extinguishment of debt	–	–	24,545
Loss from foreign exchange translation	–	–	757
Changes in operating assets and liabilities:
Accounts payable – related party	8	–	218
Accounts payable and accrued liabilities	9,248	(19,176)	43,337

Net cash used for operating activities	(1,957)	(33,519)	(646,680)

Cash Flows from Investing Activities
Mineral property acquisition costs	–	–	(6,500)

Net cash used for investing activities	–	–	(6,500)

Cash Flows from Financing Activities
Proceeds from sale of common stock – net	–	–	236,000
Net advances from related party	–	6	234,131
Proceeds from loans payable and convertible debt	1,957	21,565	183,049

Net cash provided by financing activities	1,957	21,571	653,180

Decrease in cash	–	(11,948)	–
Cash – beginning of period	–	14,076	–

Cash – end of period	$ –	$ 2,128	$ –

Supplemental Disclosures of cash flow information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

Neohydro Technologies Corp. and Subsidiary

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Expressed in US Dollars)

(Unaudited)

1.    Nature of Operations

Neohydro Technologies Corp. (the “Company”) was incorporated in the State of Nevada on November 13, 2007 as Rioridge Resources Corp. On July 22, 2008, the Company changed its name to Neohydro Technologies Corp. From December 14, 2007 to September 20, 2008, the Company’s principal business was the acquisition and exploration of mineral resources. On September 22, 2008, the Company entered into a licensing agreement and acquired the exclusive worldwide marketing, distribution and licensing rights to water sterilization technology. On March 31, 2009, the water sterilization technology license agreement was terminated by the licensor. On June 8, 2009, the Company entered into a licensing agreement to market and sell in Canada an environmental fuel efficient turbo technology called Green Interactive Hybrid System (“GIHS”). On September 1, 2009, the Company incorporated Green Interactive Hybrid Technologies Canada Inc. “GIH Canada” in the Province of Alberta, Canada as a wholly-owned subsidiary to better attract Canadian investment. On March 8, 2011, the GIHS license agreement was terminated by the licensor. The current primary activity of the Company involves seeking a company or companies that it can acquire or with which it can merge. The Company’s plans are now only in an early stage, refer to Note 6.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2012, the Company has a working capital deficit of $91,542 and has accumulated losses of $1,332,962 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

March 31, 2012

(Expressed in US Dollars)

(Unaudited)

2.   Summary of Significant Accounting Policies (continued)

b)      Interim Financial Information

The unaudited consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011, and for the period from November 13, 2007 (inception) to March 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2012 and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2012 is not necessarily indicative of the results to be expected for any subsequent quarters or the entire year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2011 as included in our Form 10-K filed with the Securities and Exchange Commission on April 16, 2012.

c)      Reclassification

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

e)      Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued for disclosure consideration.

Neohydro Technologies Corp. and Subsidiary

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Expressed in US Dollars)

(Unaudited)

3.   Related Party Balances/Transactions

Due to related party, which is non-interest bearing, unsecured, and has no specific terms of repayment, consist of:

	March 30, 2012	December 31, 2011
Due to former chief executive officer
Expenses paid on behalf of the Company	$479	$471
Total	$479	$471

The Company’s office services and office space are provided without charge by the sole officer and director of the Company.

4.   Loans Payable

At March 31, 2012, the Company is indebted to an unrelated third party for $47,726 (December 31, 2011 - $45,769).  The loan is non-interest bearing and is due on demand.

5.   Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2011	1,000,000	$0.09

Balance – March 31, 2012	1,000,000	$0.09

As at March 31, 2012, the following common share purchase warrants were outstanding:

Description	Number of Warrants

Exercise

Price

Expiry Date

Issued October 1, 2009	500,000	$0.10	October 1, 2012
Issued October 1, 2009	500,000	$0.08	October 1, 2013

Total	1,000,000

As at March 31, 2012 and December 31, 2011, the aggregate intrinsic value of the common share purchase warrants was $nil.

Neohydro Technologies Corp. and Subsidiary

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Expressed in US Dollars)

(Unaudited)

6.      Commitment

On September 27, 2011, the Company entered into a binding term sheet, which outlines the general terms and conditions pursuant to which the Company has agreed to enter into a definitive agreement to purchase 75% of the issued and outstanding shares of common stock of Performance DNS Inc. (“Performance DNS”), a private company domiciled in Nevada, in exchange for 30,000,000 shares of common stock of the Company. As a term of the agreement, on September 27, 2011, the President of Performance DNS became the current President of the Company.

Under the term sheet, the Company agreed to complete an equity or debt financing of up to $500,000 within 6 months of closing and agreed to advance $25,000 upon closing. These transactions have not yet been completed and the agreement has not yet closed.

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

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean Neohydro Technologies Corp., a Nevada corporation, and our wholly owned subsidiary, Green Interactive Hybrid Technologies Canada Inc., a company incorporated under the laws of the Province of Alberta, unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on November 13, 2007.

We have previously been engaged in the business of acquisition and exploration of mining properties and the industrial waste water business. Until March 8, 2011, we were in the business of installing a patented turbo systems that was proven to assist an engine to operate more efficiently, with less effort, less fuel consumption, and enhanced horsepower.  We are no longer in any of these businesses. We maintain our statutory registered agent's office at National Registered Agents, Inc. of NV, 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office is located at 2200 Yarbrough Avenue, Suite B 305, El Paso, TX  79925. Our telephone number is 805.857.1074.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011.

Our net loss for the three month period ended March 31, 2012, for the three month period ended March 31, 2011 and the period from November 13, 2007 (inception) to March 31, 2012, for the respective items are summarized as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Period from November 13, 2007 (Inception) to March 31, 2012
Revenue	$ Nil	$ Nil	$ Nil
General and administrative	(11,213)	(14,343)	(591,643)
Accretion of discount on convertible note	Nil	Nil	(15,142)
Loss on change in fair value of conversion feature	Nil	Nil	(24,545)
Loss from continuing operations	$ (11,213)	$ (14,343)	$ (631,330)

General and Administrative

We had no revenues in the three-month periods ended March 31, 2012 and 2011 and we incurred net losses of $11,213 and $14,343, respectively. From November 13, 2007 (inception date) to March 31, 2012 we incurred a net loss from continuing operations of $631,330.

General and administrative expenses relating to operations decreased for the three-month period ended March 31, 2012 to $11,213 from $14,343 for the three-month period ended March 31, 2011.

Liquidity and Financial Condition

Working Capital

	At March 31, 2012	At December 31, 2011
Current assets	$ Nil	$ Nil
Current liabilities	91,542	80,329
Working capital (deficit)	$ (91,542)	$ (80,329)

Cash Flows

		Three Month Period Ended
		March 31, 2012		March 31, 2011

Cash flows used in operating activities		$(1,570)		$(33,519)
Cash flows provided by (used in) investing activities		Nil	$	Nil
Cash flows provided by financing activities		1,570		$21,571
Net decrease in cash during period	$	Nil		$(11,948)

Operating Activities

Net cash used in operating activities was $1,570 for the three month period ended March 31, 2012 compared with cash used in operating activities of $33,519 in the same period in 2011. The decrease in cash used in operating activities is attributable to a lack of operating business venture.

Investing Activities

Net cash provided by investing activities was $Nil for the three month period ended March 31, 2012 compared to $Nil in the same period in 2011.

Financing Activities

Net cash from financing activities was $1,570 for the three month period ended March 31, 2012 compared to $21,571 in the same period in 2011. The decrease in financing activities was mainly attributable to less interest in our business operations from potential investors.

Loans Payable

At March 31, 2012, our company is indebted to an unrelated third party for $47,726 (December 31, 2011 - $45,769). The loan is non-interest bearing and is due on demand.

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

Our company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2012, we had a working capital deficit of $91,542 and have accumulated losses of $1,332,962 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The consolidated financial statements included herein do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. Our company’s fiscal year-end is December 31.

Interim Financial Information

The unaudited consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011, and for the period from November 13, 2007 (inception) to March 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2012 and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three month periods ended March 31, 2012 is not necessarily indicative of the results to be expected for any subsequent quarters or the entire year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2011 as included in our Form 10-K filed with the Securities and Exchange Commission on April 16, 2012.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Effective May 3, 2012, Michael R. Kulcheski resigned as director of our company.  Mr. Kulcheski’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Also effective May 3, 2012, we decreased the number of directors on our board of directors to one (1).  Our board of directors consists solely of Claudio Lai.

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

(21)	Subsidiaries of the Registrant
21.1	Green Interactive Hybrid Technologies Canada Inc.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data Files
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

NEOHYDRO TECHNOLOGIES CORP.
(Registrant)

Dated: May 18, 2012	/s/ Claudio Lai
Claudio Lai
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)