Form 10-Q
period 2012-06-30
Neohydro Technologies Corp.
filed 2012-08-20
CIK 1428816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-53669
NEOHYDRO TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
2200 Yarbrough Avenue, Suite B 305, El Paso, TX				79925
(Address of principal executive offices)				(Zip Code)
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
165,358,040 common shares issued and outstanding as of August 20, 2012.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three and six month periods ended June 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. These unaudited interim financial statements should be read in conjunction with our company’s audited financial statements and the 10-K for the year ended December 31, 2011.

Neohydro Technologies Corp.

(A Development Stage Company)

June 30, 2012

                                                                                                                                                   Index

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets........................................................................................................ F–1

Consolidated Statements of Operations......................................................................................... F–2

Consolidated Statements of Cash Flows....................................................................................... .F–3

Notes to Consolidated Financial Statements.................................................................................. .F–4

Neohydro Technologies Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

(Unaudited)

	June 30, 2012	December 31, 2011

ASSETS	$ –	$ –

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 47,033	$ 34,089
Due to related party	2,210	471
Loans payable	49,761	45,769

Total Current Liabilities	99,004	80,329

Stockholders’ Deficit

Preferred Stock, $0.00001 par value; authorized: 100,000,000 shares, none issued and outstanding	–	–
Common Stock, $0.00001 par value; Authorized: 800,000,000 shares, 165,358,040 shares issued and outstanding	1,654	1,654
Additional paid-in capital	1,239,766	1,239,766
Deficit accumulated during the development stage	(1,340,424)	(1,321,749)

Total Stockholders' Deficit	(99,004)	(80,329)

Total Liabilities and Stockholders' Deficit	$ –	$ –

See Notes to Consolidated Financial Statements.

Neohydro Technologies Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Period from November 13, 2007 (Inception) to June 30, 2012

Revenue	$ –	$ –	$ –	$ –	$ –

Costs and Expenses:

General and administrative	7,462	10,091	18,675	24,434	599,105

Operating Loss	(7,462)	(10,091)	(18,675)	(24,434)	(599,105)

Other Expense:

Interest expense	–	–	–	–	(15,142)
Loss on extinguishment of debt	–	–	–	–	(24,545)

Total other expense	–	–	–	–	(39,687)

Loss from continuing operations	(7,462)	(10,091)	(18,675)	(24,434)	(638,792)

Discontinued Operations:
Gain on disposal of discontinued operations	–	–	–	–	18,177
Loss from operations	–	–	–	–	(719,809)

Total loss from discontinued operations	–	–	–	–	(701,632)

Net Loss	$ (7,462)	$ (10,091)	$ (18,675)	$ (24,434)	$ (1,340,424)

Net Loss Per Common Share – Basic and Diluted:

Loss from continuing operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Comon Shares
Outstanding - Basic and Diluted	165,358,040	165,358,040	165,358,040	165,358,040

See Notes to Consolidated Financial Statements.

Neohydro Technologies Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Period From November 13, 2007 (Inception) to June 30, 2012

Cash Flows from Operating Activities

Net loss	$ (18,675)	$ (24,434)	$ (1,340,424)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	–	–	7,500
Impairment of mineral property acquisition costs	–	–	6,500
Amortization of terminated license agreement costs	–	–	1,096
Impairment of terminated license agreement costs	–	–	498,904
Gain on disposal of discontinued operations	–	–	(18,177)
Stock-based compensation	–	–	122,359
Loss on extinguishment of debt	–	–	24,545

Changes in operating assets and liabilities: Accounts payable – related party	1,739	8	1,949
Accounts payable and accrued liabilities	12,944	(11,312)	47,033

Net cash used for operating activities	(3,992)	(35,738)	(648,715)

Cash Flows from Investing Activities

Mineral property acquisition costs	–	–	(6,500)

Net cash used for investing activities	–	–	(6,500)

Cash Flows from Financing Activities

Proceeds from sale of common stock – net	–	–	236,000
Net advances from related party	–	–	234,131
Proceeds from loans payable and convertible debt	3,992	21,662	185,084

Net cash provided by financing activities	3,992	21,662	655,215

Decrease in cash	–	(14,076)	–

Cash – beginning of period	–	14,076	–

Cash – end of period	$ –	$ –	$ –

Supplemental Disclosures of cash flow information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

See Notes to Consolidated Financial Statements.

Neohydro Technologies Corp. and Subsidiary

(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2012, the Company has a working capital deficit of $99,004 and has accumulated losses of $1,340,424 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

June 30, 2012

(Expressed in US Dollars)

        2.    Summary of Significant Accounting Policies (continued)

b)       Interim Financial Information

The unaudited consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011, and for the period from November 13, 2007 (inception) to June 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2012 and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three and six month periods ended June 30, 2012 is not necessarily indicative of the results to be expected for any subsequent quarters or the entire year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date.

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

Neohydro Technologies Corp. and Subsidiary

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Expressed in US Dollars)

3. Related Party Balances/Transactions

Due to related party, which is non-interest bearing, unsecured, and has no specific terms of repayment, consist of:

	June 30, 2012	December 31, 2011
Due to former chief executive officer
Expenses paid on behalf of the Company	$2,210	$471
Total	$2,210	$471

The Company’s office services and office space are provided without charge by the sole officer and director of the Company.

4.    Loans Payable

At June 30, 2012, the Company is indebted to an unrelated third party for $49,761 (December 31, 2011 - $45,769).  The loan is non-interest bearing and is due on demand.

5.    Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2011	1,000,000	$0.09

Balance – June 30, 2012	1,000,000	$0.09

As at June 30, 2012, the following common share purchase warrants were outstanding:

Description	Number of Warrants

Exercise

Price

Expiry Date

Issued October 1, 2009	500,000	$0.10	October 1, 2012
Issued October 1, 2009	500,000	$0.08	October 1, 2013

Total	1,000,000

As at June 30, 2012, the aggregate intrinsic value of the common share purchase warrants was $nil.

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
June 30, 2012
(Expressed in US Dollars)

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

On September 27, 2011, we entered into a binding term sheet, which outlines the general terms and conditions pursuant to which our company has agreed to enter into a definitive agreement to purchase 75% of the issued and outstanding shares of common stock of Performance DNS Inc., a private company domiciled in Nevada, in exchange for 30,000,000 shares of common stock of our company. As a term of the agreement, on September 27, 2011, the president of Performance DNS became the current president of our company. Under the term sheet, our company agreed to complete an equity or debt financing of up to $500,000 within 6 months of closing and agreed to advance $25,000 upon closing. Each party will pay its own expenses in connection with the negotiation of the definitive agreement. The agreement has not yet closed and our company has not yet closed an equity or debt financing of up to $500,000 within the past 6- month period, therefore, both companies are still negotiating new terms.

Results of Operations

Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011.

Our net loss for the three and six month periods ended June 30, 2012 and June 30, 2011 and the period from November 13, 2007 (inception) to June 30, 2012, for the respective items are summarized as follows:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Six Months Ended June 30, 2012		Six Months Ended June 30, 2011			Period from November 13, 2007 (Inception) to June 30, 2012
Revenue	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
General and administrative		7,462		10,091		18,675		24,434		599,105
Interest Expense		Nil		Nil		Nil		Nil		(15,142)
Loss on extinguishment of debt		Nil		Nil		Nil		Nil		(24,545)
Loss from continuing operations		$(7,462)		$(10,091)		$(18,675)		$(24,434)		$(638,792)

General and Administrative

We had no revenues in the three- month and six -month periods ended June 30, 2012 and 2011. For the three month periods ended June 30, 2012 and 2011 we incurred net losses of $7,462 and $10,091, respectively. For the six month periods ended June 30, 2012 and 2011 we incurred net losses of $18,675 and $24,434, respectively.  From November 13, 2007 (inception date) to June 30, 2012 we incurred a net loss from continuing operations of $638,792.

General and administrative expenses relating to operations decreased for the three month period ended June 30, 2012 to $7,462 from $10,091 for the three-month period ended June 30, 2011. General and administrative expenses relating to operations decreased for the six month period ended June 30, 2012 to $18,675 from $24,434 for the six-month period ended June 30, 2011.

Liquidity and Financial Condition

Working Capital

		At June 30,		At December 31,
		2012		2011
Current assets	$	Nil	$	Nil
Current liabilities		99,004		80,329
Working capital (deficit)		$(99,004)		$(80,329)

Cash Flows

		Six- Month Period Ended
		June 30, 2012		June 30, 2011
Cash flows used in operating activities		$(3,992)		$(35,738)
Cash flows provided by (used in) investing activities		Nil	$	Nil
Cash flows provided by financing activities		3,992		$21,662
Net decrease in cash during period	$	(Nil)		$(14,076)

Operating Activities

Net cash used in operating activities was $3,992 for the six -month period ended June 30, 2012 compared with cash used in operating activities of $35,738 in the same period in 2011. The decrease in cash used in operating activities is attributable to a lack of operating business venture and inability to raise additional funds.

Investing Activities

Net cash provided by investing activities was $Nil for the six -month period ended June 30, 2012 compared to $Nil in the same period in 2011.

Financing Activities

Net cash from financing activities was $3,992 for the six- month period ended June 30, 2012 compared to $21,662 in the same period in 2011. We believe that the decrease in financing activities was mainly attributable to a lack of operating business interest.

Loans Payable

At June 30, 2012, our company is indebted to an unrelated third party for $49,761 (December 31, 2011 - $45,769). The loan is non-interest bearing and is due on demand.

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

Our company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2012, we had a working capital deficit of $99,004 and have accumulated losses of $1,340,424 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The consolidated financial statements included herein do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. Our company’s fiscal year-end is December 31.

Interim Financial Information

The unaudited consolidated financial statements as of June 30, 2012 and for the three-month and six- months ended June 30, 2012 and 2011, and for the period from November 13, 2007 (inception) to June 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2012 and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three and six month periods ended June 30, 2012 is not necessarily indicative of the results to be expected for any subsequent quarters or the entire year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

NEOHYDRO TECHNOLOGIES CORP.
(Registrant)

Dated: August 20, 2012	_/s/ CLAUDIO LAI
Claudio Lai
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

                                                                                                                                                                                                                                      19