Form 10-Q
period 2012-09-30
Neohydro Technologies Corp.
filed 2012-11-19
CIK 1428816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-53669
NEOHYDRO TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
2200 Yarbrough Avenue, Suite B 305, El Paso, TX				79925
(Address of principal executive offices)				(Zip Code)
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
165,358,040 common shares issued and outstanding as of November 19, 2012.

PART 1 – FINANCIAL INFORMATION

Item 1.       Financial Statements

Our unaudited interim financial statements for the three and nine-month periods ended September 30, 2012 form part of this quarterly consolidated report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. These unaudited interim financial statements should be read in conjunction with our company’s audited financial statements and the 10-K for the year ended December 31, 2011.

Neohydro Technologies Corp.

(A Development Stage Company)

September 30, 2012

                                                                                                                                                                       Index

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F–1
Consolidated Statements of Operations	F–2
Consolidated Statements of Cash Flows	F–3
Notes to Consolidated Financial Statements	F–4

(A Development Stage Company) Neohydro Technologies Corp. Consolidated Balance Sheets (Expressed in US Dollars) (Unaudited)
	September 30, 2012	December 31, 2011

ASSETS	$ –	$ –

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 57,426	$ 34,089
Due to related party	2,227	471
Loans payable	50,671	45,769

Total Current Liabilities	110,324	80,329

Stockholders’ Deficit

Preferred Stock, $0.00001 par value; authorized: 100,000,000 shares, none issued and outstanding	–	–
Common Stock, $0.00001 par value; authorized: 800,000,000 shares, 165,358,040 shares issued and outstanding	1,654	1,654
Additional paid-in capital	1,243,532	1,239,766
Deficit accumulated during the development stage	(1,355,510)	(1,321,749)

Total Stockholders' Deficit	(110,324)	(80,329)

Total Liabilities and Stockholders' Deficit	$ –	$ –

See Notes to Consolidated Financial Statements.

(A Development Stage Company) Neohydro Technologies Corp. Consolidated Statements of Operations (Expressed in US Dollars) (Unaudited)
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Period from November 13, 2007 (Inception) to September 30, 2012

Revenue	$ –	$ –	$ –	$ –	$ –

Costs and Expenses:

General and administrative	11,319	3,727	29,994	28,161	610,424

Operating Loss	(11,319)	(3,727)	(29,994)	(28,161)	(610,424)

Other Expense:

Interest expense	3,767	–	3,767	–	(18,909)
Loss on extinguishment of debt	–	–	–	–	(24,545)

Total other expense	(3,767)	–	(3,767)	–	(43,454)

Loss from continuing operations	(15,086)	(3,727)	(33,761)	(28,161)	(653,878)

Discontinued Operations:
Gain on disposal of discontinued operations	–	–	–	–	18,177
Loss from operations	–	–	–	–	(719,809)

Total loss from discontinued operations	–	–	–	–	(701,632)

Net Loss	$ (15,086)	$ (3,727)	$ (33,761)	$ (28,161)	$ (1,355,510)

Net Loss Per Common Share – Basic and Diluted:

Loss from continuing operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares
Outstanding - Basic and Diluted	165,358,040	165,358,040	165,358,040	165,358,040

See Notes to Consolidated Financial Statements.

(A Development Stage Company) Neohydro Technologies Corp. Consolidated Statements of Cash Flows (Expressed in US Dollars) (Unaudited)
	Nine Months Ended September 30, 2012 $	Nine Months Ended September 30, 2011 $	Period From November 13, 2007 (Inception) to September 30, 2012 $

Cash Flows from Operating Activities

Net loss	$ (33,761)	$ (28,161)	$ (1,355,510)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	–	–	7,500
Impairment of mineral property acquisition costs	–	–	6,500
Imputed interest	3,767	–	3,767
Amortization of terminated license agreement costs	–	–	1,096
Impairment of terminated license agreement costs	–	–	498,904
Gain on disposal of discontinued operations	–	–	(18,177)
Stock-based compensation	–	–	122,359
Loss on extinguishment of debt	–	–	24,545

Changes in operating assets and liabilities: Accounts payable and accrued liabilities	23,336	(13)	57,425
Accounts payable - related party	1,756	(14,230)	1,966

Net cash used in operating activities	(4,902)	(42,404)	(649,625)

Cash Flows from Investing Activities

Mineral property acquisition costs	–	–	(6,500)

Net cash used in investing activities	–	–	(6,500)

Cash Flows from Financing Activities

Proceeds from sale of common stock – net	–	–	236,000
Net advances from related party	–	–	234,131
Proceeds from loans payable and convertible debt	4,902	28,328	185,994

Net cash provided by financing activities	4,902	28,328	656,125

Decrease in cash	–	(14,076)	–

Cash – beginning of period	–	14,076	–

Cash – end of period	$ –	$ –	$ –

Supplemental disclosures of cash flow information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

See Notes to Consolidated Financial Statements.

Neohydro Technologies Corp.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2012, the Company has a working capital deficit of $110,324 and has accumulated losses of $1,355,510 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

September 30, 2012

(Expressed in US Dollars)

2.   Summary of Significant Accounting Policies (continued)

b)      Interim Financial Information

The unaudited consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011, and for the period from November 13, 2007 (inception) to September 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2012 and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three and nine month periods ended September 30, 2012 is not necessarily indicative of the results to be expected for any subsequent quarters or the entire year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date.

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

Neohydro Technologies Corp.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Expressed in US Dollars)

3.   Related Party Balances/Transactions

Due to related party, which is non-interest bearing, unsecured, and has no specific terms of repayment, consist of:

	September 30, 2012	December 31, 2011
Due to former chief executive officer
Expenses paid on behalf of the Company	$2,227	$471
Total	$2,227	$471

The Company’s office services and office space are provided without charge by the sole officer and director of the Company.

4.   Loans Payable

At September 30, 2012, the Company is indebted to an unrelated third party for $50,671 (December 31, 2011 - $45,769).  The loan is non-interest bearing and is due on demand.  The Company recorded an imputed interest of $3,767 for the nine months ended September 30, 2012.

5.   Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2011	1,000,000	$0.09

Balance – September 30, 2012	1,000,000	$0.09

As at September 30, 2012, the following common share purchase warrants were outstanding:

Description	Number of Warrants

Exercise

Price

Expiry Date

Issued October 1, 2009	500,000	$0.10	October 1, 2012
Issued October 1, 2009	500,000	$0.08	October 1, 2013

Total	1,000,000

As at September 30, 2012, the aggregate intrinsic value of the common share purchase warrants was $nil.

Neohydro Technologies Corp.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Expressed in US Dollars)

6.   Commitments

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

7.      Subsequent Event

Subsequent to September 30, 2012, warrants to purchase 500,000 common shares expired unexercised.

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

On September 27, 2011, we entered into a binding term sheet, which outlines the general terms and conditions pursuant to which our company has agreed to enter into a definitive agreement to purchase 75% of the issued and outstanding shares of common stock of Performance DNS Inc., a private company domiciled in Nevada, in exchange for 30,000,000 shares of common stock of our company. As a term of the agreement, on September 27, 2011, the president of Performance DNS became the current president of our company. Under the term sheet, our company agreed to complete an equity or debt financing of up to $500,000 within 6 months of closing and agreed to advance $25,000 upon closing. Each party will pay its own expenses in connection with the negotiation of the definitive agreement. The agreement has not yet closed and our company has not yet closed an equity or debt financing of up to $500,000 within the past nine-month period, therefore, both companies are still negotiating new terms.

Results of Operations

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011.

Our net loss for the three and nine month periods ended September 30, 2012 and September 30, 2011 and the period from November 13, 2007 (inception) to September 30, 2012, for the respective items are summarized as follows:

		Three Months Ended September 30, 2012		Three Months Ended September 30, 2011		Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011		Period from November 13, 2007 (Inception) to September 30, 2012
Revenue	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
General and administrative		11,319		3,727		29,994		28,161		610,424
Interest expense		3,767		Nil		3,767		Nil		18,909
Loss on extinguishment of debt		Nil		Nil		Nil		Nil		24,545
Loss from continuing operations		$(15,086)		$(3,727)		$(33,761)		$(28,161)		$(653,878)

General and Administrative

We had no revenues in the three-month and nine-month periods ended September 30, 2012 and 2011. For the three-month periods ended September 30, 2012 and 2011, we incurred net losses of $15,086 and $3,727, respectively. For the nine-month periods ended September 30, 2012 and 2011, we incurred net losses of $33,761 and $28,161, respectively.  From November 13, 2007 (inception date) to September 30, 2012, we incurred a net loss from continuing operations of $653,878.

General and administrative expenses relating to operations increased for the three-month period ended September 30, 2012 to $11,319 from $3,727 for the three-month period ended September 30, 2011. General and administrative expenses relating to operations increased for the nine-month period ended September 30, 2012 to $29,994 from $28,161 for the nine-month period ended September 30, 2011.

Liquidity and Financial Condition

Working Capital

		At September 30, 2012		At December 31, 2011
Current Assets	$	Nil	$	Nil
Current Liabilities		$110,324		$80,329
Working Capital		$(110,324)		$(80,329)

Cash Flows

Cash Flows
		Nine Month Period Ended July 31,
		September 30, 2012		September 30, 2011
Net Cash Used in Operating Activities		$(4,902)		$(42,404)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$4,902		$28,328
Change in Cash during the Period	$	Nil		$(14,076)

Operating Activities

Net cash used in operating activities was $4,902 for the nine- month period ended September 30, 2012 compared with cash used in operating activities of $42,404 in the same period in 2011. The decrease in cash used in operating activities is attributable to a lack of operating business venture and inability to raise additional funds.

Investing Activities

Net cash provided by investing activities was $Nil for the nine-month period ended September 30, 2012 compared to $Nil in the same period in 2011.

Financing Activities

Net cash from financing activities was $4,902 for the nine-month period ended September 30, 2012 compared to $28,328 in the same period in 2011.  The decrease in financing activities was mainly attributable to lack of operating business interests from investors.

Loans Payable

At September 30, 2012, our company is indebted to an unrelated third party for $50,671 (December 31, 2011 - $45,769). The loan is non-interest bearing and is due on demand.

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

Our company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2012, we had a working capital deficit of $110,324 and have accumulated losses of $1,355,510 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The consolidated financial statements included herein do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Critical Accounting Policies

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. Our company’s fiscal year-end is December 31.

Interim Financial Information

The unaudited consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011, and for the period from November 13, 2007 (inception) to September 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2012 and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three-month and nine-month periods ended September 30, 2012 is not necessarily indicative of the results to be expected for any subsequent quarters or the entire year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date.

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Default upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

None.

Item 6.       Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Corporate Charter (incorporated by reference to our Registration Statement on Form S-1 filed on March 13, 2008)
3.2	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on March 13, 2008)
3.3	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on March 13, 2008)
(10)	Material Contracts
10.1	Lease Agreement (incorporated by reference to our Registration Statement on Form S-1 filed on March 13, 2008)
10.2

Amendment to License Agreement between our company and Gene Peckover and Gene Vettes dated November 23, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 23, 2010)

(21)	Subsidiaries of the Registrant
21.1	Green Interactive Hybrid Technologies Canada Inc., and Alberta corporation
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
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

NEOHYDRO TECHNOLOGIES CORP.
(Registrant)

Dated: November 19, 2012	/s/ CLAUDIO LAI
Claudio Lai
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)