Form 10-K
period 2012-12-31
Neohydro Technologies Corp.
filed 2013-04-16
CIK 1428816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2012
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	000-53669

NEOHYDRO TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Yarbrough Avenue, Suite B 305, El Paso, TX	79925
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	805.857.1074

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 29, 2012 was $412,525 based on a $0.0034 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
165,358,040 common shares as of April 16, 2013.

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

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean Neohydro Technologies Corp., a Nevada corporation, and our wholly-owned subsidiary, Green Interactive Hybrid Technologies Canada Inc., a company incorporated under the laws of the Province of Alberta, unless otherwise indicated.

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

Our management has been analyzing various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

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

On September 27, 2011, we entered into a binding term sheet, which outlines the general terms and conditions pursuant to which our company has agreed to enter into a definitive agreement to purchase 75% of the issued and outstanding shares of common stock of Performance DNS Inc., a private company domiciled in Nevada, in exchange for 30,000,000 shares of common stock of our company. As a term of the agreement, on September 27, 2011, the president of Performance DNS, Claudio Lai, became the president of our company. Under the term sheet, our company agreed to complete an equity or debt financing of up to $500,000 within 6 months of closing and agreed to advance $25,000 upon closing. Each party will pay its own expenses in connection with the negotiation of the definitive agreement. This agreement has been terminated.

On November 27, 2012, we entered into a convertible loan agreement. Our company received $25,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of our company at a conversion price of $0.0005 per share. Our company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000.  As at December 31, 2012, the carrying values of the convertible debenture and accrued convertible interest thereon were $208 and $233, respectively.

On November 27, 2012, we entered into a convertible loan agreement. Our company received $25,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of our company at a conversion price of $0.0005 per share. Our company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000.  As at December 31, 2012, the carrying values of the convertible debenture and accrued convertible interest thereon were $208 and $233, respectively.

On November 27, 2012, we entered into a convertible loan agreement. Our company received $40,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of our company at a conversion price of $0.0005 per share. Our company recognized the intrinsic value of the embedded beneficial conversion feature of $40,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $40,000.  As at December 31, 2012, the carrying values of the convertible debenture and accrued convertible interest thereon were $333 and $373, respectively.

On November 27, 2012, we entered into a convertible loan agreement. Our company received $35,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of our company at a conversion price of $0.0005 per share. Our company recognized the intrinsic value of the embedded beneficial conversion feature of $35,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $35,000.  As at December 31, 2012, the carrying values of the convertible debenture and accrued convertible interest thereon were $292 and $326, respectively.

Subsequent to December 31, 2012, we entered into two loan agreements with a director of our company for $40,000.  The loans are due in June and July 2013 and secured by all chattel, fixtures and property of any type or nature owned or possessed by our company.  The interest due at the maturity date on each note is $1,000.  After the maturity date or upon an occurrence of any event of default, at the option of the lender hereof, all amounts owing under this loan agreement shall bear interest at a default rate equal to 6% per annum and five days after such an event a late fee of 10% will be added to the note. Such interest shall be paid on the first day of each month thereafter, or on demand if sooner demanded and such default rate shall continue until this loan is paid in full.

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

The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2012	$0.002	$0.0011
September 30, 2012	$0.0035	$0.0011
June 30, 2012	$0.008	$0.0031
March 30, 2012	$0.01	$0.0031
December 31, 2011	$0.0089	$0.0034
September 30, 2011	$0.006	$0.0028
June 30, 2011	$0.01	$0.0026
March 31, 2011	$0.009	$0.0041
December 31, 2010	$0.015	$0.004

(1)    Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Empire Stock Transfer Inc., 1859 Whitney Mesa Dr., Henderson, NV 89014, Telephone: (702) 818-5898; Facsimile: (702) 974-1444, is the registrar and transfer agent for our common shares.

Holders

As of April 16, 2013, there were 18  holders of record of our common stock. As of such date, 165,358,040 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2012 and 2011.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2012.

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

Results of Operations for our Years Ended December 31, 2012 and 2011

Our net loss for the year ended December 31, 2012, for the year ended December 31, 2011 and the changes between those periods for the respective items are summarized as follows:

		Year ended December 31, 2012		Year ended December 31, 2011		Change Between Year Ended December 31, 2012 and Year Ended December 31, 2011 $
Revenue	$	Nil	$	Nil	$	Nil
General and administrative		$38,466		$37,634		$832
Net loss for the period		$(45,722)		$(37,634)		$8,088

General and Administrative

We have no revenues in the years ended December 31, 2012 and 2011.  In the year ended December 31, 2012, we incurred net losses of $45,722.  From November 13, 2007 (inception date) to December 31, 2012 we incurred a net loss of $1,367,471.

General and administrative expenses relating to operations increased for the year ended December 31, 2012 to approximately $38,466 from approximately $37,634 for the year ended December 31, 2011. The increase of $832 was primarily due to professional fees.

Liquidity and Financial Condition

Working Capital

	At December 31, 2012		At December 31, 2011
Current assets	$110,981	$	Nil
Current liabilities	105,941		80,329
Working capital (deficit)	$(5,040)		$(80,329)

Cash Flows

	Year Ended
	December 31,		December 31,
	2012		2011
Cash flows provided by (used in) operating activities	$(21,108)		$(45,845)
Cash flows provided by (used in) investing activities	Nil	$	Nil
Cash flows provided by (used in) financing activities	132,089		$31,769
Net increase/(decrease) in cash during year	$110,981		$(14,076)

Operating Activities

Net cash used in operating activities was $21,108 for the year ended December 31, 2012 compared with cash used in operating activities of $45,845 for the year ended December 31, 2011.  The decrease of $24,737 in operating activities is mainly attributable to lack of an operating business venture.

Investing Activities

Net cash provided by investing activities was $Nil for the year ended December 31, 2012 compared to net cash used in investing activities of $Nil for the year ended December 31, 2011.

Financing Activities

Net cash from financing activities was $132,089 for the year ended December 31, 2011. The increase was mainly attributable to an increase of advances from convertible note payables.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

These accompanying consolidated financial statements have been prepared on a going concern basis, which implies our company will continue to realize its assets and discharge its liabilities in the normal course of business. Our company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. As of December 31, 2012, our company has accumulated losses of $1,367,471 since inception and has a working capital deficit of $5,040. These factors raise substantial doubt about our company’s ability to continue as a going concern.  Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund capital expenditures, working capital and other cash requirements for the year ending December 31, 2012.  The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain sufficient equity financing and the attainment of profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Stock-based Compensation

Our company accounts for share-based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Income Taxes

The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Item 8.           Financial Statements and Supplementary Data

Neohydro Technologies Corp.

(A Development Stage Company)
For the years ended December 31, 2012 and 2011

                                                                                                                                               Index

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm.......................................................... F–1

Consolidated Balance Sheets..................................................................................................... F–2

Consolidated Statements of Operations...................................................................................... F–3

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)........................................... F–4

Consolidated Statements of Cash Flows..................................................................................... F–5

Notes to Consolidated Financial Statements................................................................................ F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

  Neohydro Technologies Corp.

  (A Development Stage Company)

  Piscataway, New Jersey

We have audited the accompanying consolidated balance sheets of Neohydro Technologies Corp. (a Development Stage Company) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years then ended and for the period from November 13, 2007 (Inception) to December 31, 2012 . These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the period from November 13, 2007 (Inception) to December 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those consolidated financial statements. The consolidated financial statements for the period from November 13, 2007 (Inception) to December 31, 2008 include total revenues of $-0- and a net loss of $664,299, respectively. Our opinion on the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the period from November 13, 2007 (Inception) to December 31, 2012, insofar as it relates to amounts from November 13, 2007 (Inception) to December 31, 2008, is based solely on the report of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neohydro Technologies Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended and for the period from November 13, 2007 (Inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 16, 2013

Neohydro Technologies Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	December 31,	December 31,
	2012	2011

ASSETS

Current Assets
Cash	$ 110,981	$ –

Total Assets	$ 110,981	$ –

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	$ 50,862	$ 34,089
Due to related party	2,221	471
Loans payable	52,858	45,769

Total Current Liabilities	105,941	80,329

Convertible notes, net of unamortized discount of $123,959 and $nil, respectively	1,041	–

Total Liabilities	106,982	80,329

Stockholders’ Equity (Deficit):

Preferred Stock, $0.00001 par value; authorized: 100,000,000 shares, none issued and outstanding	–	–
Common Stock, $0.00001 par value; authorized: 800,000,000 shares, 165,358,040 shares issued and outstanding	1,654	1,654
Additional paid-in capital	1,369,816	1,239,766
Deficit accumulated during the development stage	(1,367,471)	(1,321,749)

Total Stockholders' Equity (Deficit)	3,999	(80,329)

Total Liabilities and Stockholders' Equity (Deficit)	$ 110,981	$ –

See Notes to Consolidated Financial Statements.

Neohydro Technologies Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period From November 13, 2007 (Inception) to December 31, 2012

Revenue	$ –	$ –	$ –

Costs and Expenses:

General and administrative	38,466	37,634	618,897

Operating Loss	(38,466)	(37,634)	(618,897)

Other Expense:

Accretion of discounts on convertible debentures	(1,042)	–	(16,184)
Interest expense	(6,214)	–	(6,214)
Loss on extinguishment of debt	–	–	(24,545)

Total other expense	(7,256)	–	(46,943)

Loss from continuing operations	(45,722)	(37,634)	(665,839)

Discontinued Operations:
Gain on disposal of discontinued operations	–	–	18,177
Loss from operations	–	–	(719,809)

Total loss from discontinued operations	–	–	(701,632)

Net Loss	$ (45,722)	$ (37,634)	$ (1,367,471)

Net Loss Per Common Share – Basic and Diluted:

From continuing operations	$ (0.00)	$ (0.00)
From discontinued operations	-	-
Total	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding
– Basic and Diluted	165,358,040	165,358,040

See Notes to Consolidated Financial Statements.

Neohydro Technologies Corp.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
(Expressed in US Dollars)

			Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance – November 13, 2007 (Inception)	–	$ –	$ –	$ –	$ –

Common shares sold for cash at $0.000125 per share	40,000,000	400	4,600	–	5,000

Common shares sold for cash at $0.00125 per share	32,800,000	328	40,672	–	41,000

Donated services	–	–	1,500	–	1,500

Net loss	–	–	–	(26,792)	(26,792)

Balance – December 31, 2007	72,800,000	$ 728	$ 46,772	$ (26,792)	$ 20,708

Common shares sold for cash at $0.40 per unit, less costs of $10,000	250,000	3	89,997	–	90,000

Donated services	–	–	6,000	–	6,000

Net loss	–	–	–	(637,057)	(637,057)

Balance – December 31, 2008	73,050,000	$ 731	$ 142,769	$ (664,299)	$ (520,799)

Common shares returned and cancelled	(14,560,000)	(146)	146	–	–

Common shares issued for cash at $0.20 per unit	500,000	5	99,995	–	100,000

Donated capital – amount due licensor	–	–	500,000	–	500,000

Net loss	–	–	–	(205,919)	(205,919)

Balance – December 31, 2009	58,990,000	$ 590	$ 742,910	$ (870,218)	$ (126,718)

Common shares issued for conversion of convertible notes	45,595,156	456	150,009	–	150,465

Common stock issued for settlement of related party payables	51,681,975	517	292,392	–	292,909

Common stock issued for settlement of payables	9,090,909	91	54,455	–	54,546

Net loss	–	–	–	(413,897)	(413,897)

Balance – December 31, 2010	165,358,040	$ 1,654	$1,239,766	$(1,284,115)	$ (42,695)

Net loss	–	–	–	(37,634)	(37,634)

Balance – December 31, 2011	165,358,040	$ 1,654	$ 1,239,766	$ (1,321,749)	$ (80,329)

Beneficial conversion feature	–	–	125,000	–	125,000

Imputed Interest	–	–	5,050	–	5,050

Net loss	–	–	–	(45,722)	(45,722)

Balance – December 31, 2012	165,358,040	$ 1,654	$ 1,369,816	$ (1,367,471)	$ 3,999

See Notes to Consolidated Financial Statements.

Neohydro Technologies Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period From November 13, 2007 (Inception) to December 31, 2012
Cash Flows from Operating Activities

Net loss	$ (45,722)	$ (37,634)	$ (1,367,471)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	–	–	7,500
Impairment of mineral property acquisition costs	–	–	6,500
Amortization of terminated license agreement costs	–	–	1,096
Impairment of terminated license agreement costs	–	–	498,904
Gain on disposal of discontinued operations	–	–	(18,177)
Stock-based compensation	–	–	122,359
Loss on extinguishment of debt	–	–	24,545
Accretion of discounts on convertible debentures	1,041	–	1,041
Imputed interest	5,050	–	5,050

Changes in operating assets and liabilities: Accounts payable – related party	1,750	210	1,960
Accounts payable and accrued liabilities	16,773	(8,421)	50,863

Net cash used in operating activities	(21,108)	(45,845)	(665,831)

Cash Flows from Investing Activities

Mineral property acquisition costs	–	–	(6,500)

Net cash used in investing activities	–	–	(6,500)

Cash Flows from Financing Activities

Proceeds from sale of common stock – net	–	–	236,000
Net advances from related party	–	–	234,131
Proceeds from loans payable and convertible debt	132,089	31,769	313,181

Net cash provided by financing activities	132,089	31,769	783,312

Increase (Decrease) in cash	110,981	(14,076)	110,981

Cash – beginning of period	–	14,076	–

Cash – end of period	$ 110,981	$ –	$ 110,981

Supplemental cash flow information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

See Notes to Consolidated Financial Statements.

Neohydro Technologies Corp. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception, has incurred recurring losses and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2012, the Company has a working capital of $5,040 and has accumulated losses of $1,321,471 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)      Basic and Diluted Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and the if-converted method for convertible preferred stock. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2012, the Company has 250,500,000 (2011 – 1,000,000) potentially dilutive securities outstanding.

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

3.      Related Party Balances/Transactions

Due to related party, which is non-interest bearing, unsecured, and has no specific terms of repayment, consist of:

	December 31, 2012	December 31, 2011
Due to former chief executive officer:
Expenses paid on behalf of the Company	$2,221	$471
Total	$2,221	$471

The Company’s office services and office space are provided without charge by the sole officer and director of the Company.

4.      Loans Payable

At December 31, 2012, the Company is indebted to an unrelated third party for $52,858 (2011 - $45,769).  The loans are non-interest bearing and are due on demand.  The Company recorded an imputed interest of $5,050 for the year ended December 31, 2012 (2011 - $nil).

5.      Convertible Notes

a)      On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $25,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000.  As at December 31, 2012, the carrying values of the convertible debenture and accrued convertible interest thereon were $208 and $233, respectively.

b)      On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $25,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000.  As at December 31, 2012, the carrying values of the convertible debenture and accrued convertible interest thereon were $208 and $233, respectively.

c)      On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $40,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $40,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $40,000.  As at December 31, 2012, the carrying values of the convertible debenture and accrued convertible interest thereon were $333 and $373, respectively.

d)      On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $35,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $35,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $35,000.  As at December 31, 2012, the carrying values of the convertible debenture and accrued convertible interest thereon were $292 and $326, respectively.

The Company analyzed the conversion feature of above Convertible Notes for derivative accounting consideration under FASB ASC 470 and determined that the conversion did not create embedded derivatives.

6.      Income Taxes

No provisions for income taxes have been recorded in the periods presented since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $284,417 at December 31, 2012 (December 31, 2011 - $268,872) attributable to the future utilization of the net operating loss carry-forward of approximately $836,522 at December 31, 2012 (December 31, 2011 - $790,800) will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $830,433 net operating loss carry-forward expires $25,000 in year 2027, $133,000 in year 2028, $216,000 in year 2029, $379,800 in year 2030, $37,000 in year 2031, and $39,633 in year 2032 and thereafter.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The components of the net deferred income tax assets consist of:

	December 31, 2012	December 31, 2011

Net operating loss carry-forward	$282,347	$268,872

Valuation allowance	(282,347)	(268,872)

Net deferred income tax assets	$–	$–

Expected income tax benefit computed by applying the U.S. statutory income tax rate of 34% to pre-tax loss differs from the Company’s benefit from income taxes, as follows:

	For the Year Ended
	December 31, 2012	December 31, 2011

Expected income tax expense (benefit) at 34%	$(15,545)	$(12,796)
Non-deductible accretion	354	–
Non-deductible imputed interest	1,716	–
	–	–
Change in valuation allowance	13,475	12,796

Provision for (benefit from) income taxes	$–	$–

7.      Common Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants for the two years ended December 31, 2012 is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2010	1,250,000	$0.15
Expired	(250,000)	$0.40
Balance – December 31, 2011	1,000,000	$0.09
Expired	(500,000)	$0.10

Balance – December 31, 2012	500,000	$0.08

As at December 31, 2012, the following common share purchase warrants were outstanding:

Description	Number of Warrants	Exercise Price	Expiry Date
Issued October 1, 2009	500,000	$0.08	October 1, 2013

As at December 31, 2012 and 2011, the aggregate intrinsic value of the common share purchase warrants was $nil.

8.      Non-cash Investing and Financing Activities

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Period from November 13, 2007 (Inception) to December 31, 2012
Acquisition of license agreement in exchange for liability due Licensor of license agreement	$ –	$ –	$ 500,000
Contribution of amount due Licensor of terminated license agreement	$ –	$ –	$ 500,000
Issuance of common stock for conversion of convertible notes	$ –	$ –	$ 150,465
Issuance of common stock for settlement of debt	$ –	$ –	$ 200,551

9.      Subsequent Events

In January 2013, the Company entered into two $20,000 loan agreements with a Director of the Company for $40,000.

The first loan is due on July 30, 2013 and secured by all chattel, fixtures and property of any type or nature owned or possessed by the Company. The interest due at the maturity date is $1,000.

The second loan is due on June 30, 2013 and secured by all chattel, fixtures and property of any type or nature owned or possessed by the Company. The interest due at the maturity date is $1,000.

For both loans, after the maturity date or upon an occurrence of any event of default, at the option of the Company, all amounts owing under this loan agreement shall bear interest at a default rate equal to six percent (6%) per annum and five days after such an event a late fee of ten percent (10%) will be added to the note. Such interest shall be paid on the first day of each month thereafter, or on demand if sooner demanded and such default rate shall continue until this loan is paid in full.

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

The material weakness relates to the lack of segregation of duties in our financial reporting process and our utilization of outside third party consultants. We do not have a separately designated audit committee. This weakness is due to our lack of sufficient working capital to hire additional staff. To remedy this material weakness, we intend to engage an internal accounting staff to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control

During the fourth quarter of our fiscal year ended December 31, 2012 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information

On February 13, 2013 Claudio Lai the sole director of our company resigned and appointed David Gasprine to serve as director until the next regularly scheduled shareholder meeting.

On March 8, 2013, David Gasprine was appointed as secretary of our company.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
David Gasprine	Director and Secretary	33	February 13, 2013
Claudio Lai (1)	President and Treasurer	43	September 27, 2011

(1)     Claudio Lai resigned as a director of our company effective February 13, 2013 and as secretary on March 8, 2013.

(2)     David Gasprine was appointed as a director of our company effective February 13, 2013 and as secretary on March 8, 2013.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

David Gasprine – Director and Secretary

Mr. Gasprine was appointed as a director of our company on February 13, 2013 and as secretary on March 8, 2013.

Mr. Gasparine started Couponz, Inc. in April 2011 from scratch with a plan to provide an easy to use tool that alleviated the frustrations he experienced while he was operating his other small businesses, Tropical Smoothie Café.    Mr. Gasparine owned and operated two Tropical Smoothie Café locations in the greater Las Vegas area from February, 2007 to April, 2011.  Mr. Gasparine held several customer relations positions at the Bellagio, a 5 diamond Las Vegas Resort and Casino from November, 1998 to Jun, 2007.  Mr. Gasparine’s positions included senior valet attendant and limousine driver; catering to the hotels elite clients.   From 2003 to 2007, Mr. Gasparine attended the College of Southern Nevada completing an associate’s degree of liberal arts.   Additionally, he attended the University of Las Vegas engineering program.

Claudio Lai - President and Treasurer

Mr. Lai was appointed as our president, secretary, treasurer and director of our company on September 27, 2011 and resigned as a director of our company on February 13, 2013 and as secretary on March 8, 2013.

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

In June 2010 Mr. Lai was appointed as president and director of TrustCash Holdings Inc., a company that provides a website to accept online payment options with or without a merchant account As the president, Mr. Lai devises strategies, formulates policies and directs operations to ensure that the objectives of TrustCash are met. Mr. Lai is also required to sign major contracts, stock certificates, and other legal documents.

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

5.       been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.       been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Claudio Lai	Nil	Nil	N/A
Michael R. Kulcheski (1)	Nil	Nil	N/A
David Gasprine (2)	1	1	0

(1)     Michael R. Kulcheski resigned as president, secretary and treasurer on September 27, 2011 and as director on May 3, 2012.

(2)     The director or officer was late filing a Form 3, Initial Statement of Beneficial Ownership.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions (the “Senior Officers”), as well as our directors and employees. As adopted, the Code sets forth written standards that are designed to deter wrongdoing and to promote:

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2012. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2012 our only standing committee of the board of directors was our audit committee which is comprised of our entire board of directors.

Nomination Process

As of December 31, 2012, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors.  We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2012, aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.         Executive Compensation

The particulars of the compensation paid to the following persons:

a)       our principal executive officer;

b)       each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2012  and 2011; and

c)       up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2012  and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Claudio Lai(1) President, and Treasurer	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Michael R. Kulcheski(2) former President, Secretary, Treasurer	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)     Claudio Lai was appointed president, secretary, treasurer and as a director on September 27, 2011 and resigned as a director on February 13, 2013 and as secretary on March 3, 2013.

(2)     Michael R. Kulcheski resigned as president, secretary and treasurer on September 27, 2011 and as director on May 3, 2012.

Option Exercises

During our fiscal year ended December 31, 2012, there were no options exercised by our named officers.

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

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 9, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Claudio Lai 2200 Yarbrough Avenue, Suite B 305 El Paso, TX	Nil Common Shares	Nil
David Gasprine 8251 Shaded Arbors St. Las Vegas, NV 89139	Nil Common Shares	Nil
Directors and Executive Officers as a Group(1)	Nil Common Shares	Nil
Bacarat Holdings Inc. Trust Company Complex Ajeltake Rd., Ajeltake Island Majuro, MH 96960 Marshall Islands	10,090,909 Common Shares	6.10%

Coventry Capital LLC 1201 Orange St. #600 Wilmington, DE 19899	31,170,084 Common Shares	18.85%
Harry Gelbard 8992 Meadow Hills Circle Lone Tree, CO 80124	11,227,272 Common Shares	6.79%
Lancer Financial Inc. 7 New Road, 2nd Fl. #6 Box 2079 Belize City, Belize	17,455,375 Common Shares	10.55%

(1)     Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 9, 2013.  As of April 9, 2013, there were 165,358,040 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.  There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, David Gasprine.  We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14.         Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2012 $	December 31, 2011 $
Audit Fees	16,000	17,300
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	16,000	17,300

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

(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on May 8, 2009).
(21)	Subsidiaries of the Registrant
21.1	Green Interactive Hybrid Technologies Canada Inc.
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data File (Form 10-K for the year ended December 31, 2012 furnished in XBRL).
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

NEOHYDRO TECHNOLOGIES CORP.
(Registrant)
Dated: April 16, 2013	/s/ CLAUDIO LAI
Claudio Lai
President and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2013	/s/ DAVID GASPRINE
David Gasprine
Director and Secretary