Form 10-K/A
period 2012-12-31
Neohydro Technologies Corp.
filed 2013-04-24
CIK 1428816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K/A Amendment #1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our annual report on Form 10-K for the period ended December 31, 2012 (the “Form 10-K”), filed with the Securities and Exchange Commission on April 16, 2013 (the “Original Filing Date”), to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K. No other changes have been made to the Form 10-K.

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

Results of Operations for our Years Ended December 31, 2012 and 2011

Our net loss for the year ended December 31, 2012, for the year ended December 31, 2011 and the changes between those periods for the respective items are summarized as follows:

		Year ended December 31, 2012		Year ended December 31, 2011		Change Between Year Ended December 31, 2012 and Year Ended December 31, 2011 $
Revenue	$	Nil	$	Nil	$	Nil
General and administrative		$38,467		$37,634		$832
Net loss for the period		$(45,722)		$(37,634)		$8,088

General and Administrative

We have no revenues in the years ended December 31, 2012 and 2011.  In the year ended December 31, 2012, we incurred net losses of $45,722.  From November 13, 2007 (inception date) to December 31, 2012 we incurred a net loss of $1,367,471.

General and administrative expenses relating to operations increased for the year ended December 31, 2012 to approximately $38,467 from approximately $37,634 for the year ended December 31, 2011. The increase of $832 was primarily due to professional fees.

Liquidity and Financial Condition

Working Capital

	At December 31, 2012		At December 31, 2011
Current assets	$110,981	$	Nil
Current liabilities	105,941		80,329
Working capital (deficit)	$(5,040)		$(80,329)

Cash Flows

	Year Ended
	December31, 2012		December31, 2011
Cash flows provided by (used in) operating activities	$(21,108)		$(45,845)
Cash flows provided by (used in) investing activities	Nil	$	Nil
Cash flows provided by (used in) financing activities	132,089		$31,769
Net increase/(decrease) in cash during year	$110,981		$(14,076)

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

Item 8.           Financial Statements and Supplementary Data

Neohydro Technologies Corp.

(A Development Stage Company)
For the years ended December 31, 2012 and 2011

CONSOLIDATED FINANCIAL STATEMENTS	Index
Report of Independent Registered Public Accounting Firm	F–1
Consolidated Balance Sheets	F–2
Consolidated Statements of Operations	F–3
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)	F–4
Consolidated Statements of Cash Flows	F–5
Notes to Consolidated Financial Statements	F–6

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 16, 2013

Neohydro Technologies Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	December 31, 2012	December 31, 2011

ASSETS

Current Assets
Cash	$ 110,981	$ –

Total Assets	$ 110,981	$ –

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	$ 50,862	$ 34,089
Due to related party	2,221	471
Loans payable	52,858	45,769

Total Current Liabilities	105,941	80,329

Convertible notes, net of unamortized discount of $123,959 and $nil, respectively	1,041	–

Total Liabilities	106,982	80,329

Stockholders’ Equity (Deficit):

Preferred Stock, $0.00001 par value; authorized: 100,000,000 shares, none issued and outstanding	–	–
Common Stock, $0.00001 par value; authorized: 800,000,000 shares, 165,358,040 shares issued and outstanding	1,654	1,654
Additional paid-in capital	1,369,816	1,239,766
Deficit accumulated during the development stage	(1,367,471)	(1,321,749)

Total Stockholders' Equity (Deficit)	3,999	(80,329)

Total Liabilities and Stockholders' Equity (Deficit)	$ 110,981	$ –

See Notes to Consolidated Financial Statements.

Neohydro Technologies Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period From November 13, 2007 (Inception) to December 31, 2012

Revenue	$ –	$ –	$ –

Costs and Expenses:

General and administrative	38,467	37,634	618,897

Operating Loss	(38,467)	(37,634)	(618,897)

Other Expense:
Accretion of discounts on convertible debentures	(1,041)	–	(16,183)
Interest expense	(6,214)	–	(6,214)
Loss on extinguishment of debt	–	–	(24,545)

Total other expense	(7,255)	–	(46,942)

Loss from continuing operations	(45,722)	(37,634)	(665,839)

Discontinued Operations:
Gain on disposal of discontinued operations	–	–	18,177
Loss from operations	–	–	(719,809)

Total loss from discontinued operations	–	–	(701,632)

Net Loss	$ (45,722)	$ (37,634)	$ (1,367,471)

Net Loss Per Common Share – Basic and Diluted:

From continuing operations	$ (0.00)	$ (0.00)
From discontinued operations	-	-
Total	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding
– Basic and Diluted	165,358,040	165,358,040

See Notes to Consolidated Financial Statements.

Neohydro Technologies Corp.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
(Expressed in US Dollars)

	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance – November 13, 2007 (Inception)	–	$ –	$ –	$ –	$ –

Common shares sold for cash at $0.000125 per share	40,000,000	400	4,600	–	5,000

Common shares sold for cash at $0.00125 per share	32,800,000	328	40,672	–	41,000

Donated services	–	–	1,500	–	1,500

Net loss	–	–	–	(26,792)	(26,792)

Balance – December 31, 2007	72,800,000	$ 728	$ 46,772	$ (26,792)	$ 20,708

Common shares sold for cash at $0.40 per unit, less costs of $10,000	250,000	3	89,997	–	90,000

Donated services	–	–	6,000	–	6,000

Net loss	–	–	–	(637,057)	(637,057)

Balance – December 31, 2008	73,050,000	$ 731	$ 142,769	$ (664,299)	$ (520,799)

Common shares returned and cancelled	(14,560,000)	(146)	146	–	–

Common shares issued for cash at $0.20 per unit	500,000	5	99,995	–	100,000

Donated capital – amount due licensor	–	–	500,000	–	500,000

Net loss	–	–	–	(205,919)	(205,919)

Balance – December 31, 2009	58,990,000	$ 590	$ 742,910	$ (870,218)	$ (126,718)

Common shares issued for conversion of convertible notes	45,595,156	456	150,009	–	150,465

Common stock issued for settlement of related party payables	51,681,975	517	292,392	–	292,909

Common stock issued for settlement of payables	9,090,909	91	54,455	–	54,546

Net loss	–	–	–	(413,897)	(413,897)

Balance – December 31, 2010	165,358,040	$ 1,654	$1,239,766	$(1,284,115)	$ (42,695)

Net loss	–	–	–	(37,634)	(37,634)

Balance – December 31, 2011	165,358,040	$ 1,654	$1,239,766	$(1,321,749)	$ (80,329)

Beneficial conversion feature	–	–	125,000	–	125,000

Imputed Interest	–	–	5,050	–	5,050

Net loss	–	–	–	(45,722)	(45,722)

Balance – December 31, 2012	165,358,040	$ 1,654	$1,369,816	$(1,367,471)	$ 3,999

See Notes to Consolidated Financial Statements.

Neohydro Technologies Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period From November 13, 2007 (Inception) to December 31, 2012
Cash Flows from Operating Activities

Net loss	$ (45,722)	$ (37,634)	$ (1,367,471)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	–	–	7,500
Impairment of mineral property acquisition costs	–	–	6,500
Amortization of terminated license agreement costs	–	–	1,096
Impairment of terminated license agreement costs	–	–	498,904
Gain on disposal of discontinued operations	–	–	(18,177)
Stock-based compensation	–	–	122,359
Loss on extinguishment of debt	–	–	24,545
Accretion of discounts on convertible debentures	1,041	–	1,041
Imputed interest	5,050	–	5,050

Changes in operating assets and liabilities: Accounts payable – related party	1,750	210	1,960
Accounts payable and accrued liabilities	16,773	(8,421)	50,862

Net cash used in operating activities	(21,108)	(45,845)	(665,831)

Cash Flows from Investing Activities

Mineral property acquisition costs	–	–	(6,500)

Net cash used in investing activities	–	–	(6,500)

Cash Flows from Financing Activities

Proceeds from sale of common stock – net	–	–	236,000
Net advances from related party	–	–	234,131
Proceeds from loans payable and convertible debt	132,089	31,769	313,181

Net cash provided by financing activities	132,089	31,769	783,312

Increase (Decrease) in cash	110,981	(14,076)	110,981

Cash – beginning of period	–	14,076	–

Cash – end of period	$ 110,981	$ –	$ 110,981

Supplemental cash flow information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception, has incurred recurring losses and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2012, the Company has a working capital of $5,040 and has accumulated losses of $1,367,471 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NEOHYDRO TECHNOLOGIES CORP.
(Registrant)
Dated: April 24, 2013	/s/ CLAUDIO LAI
Claudio Lai
President and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 24, 2013	/s/ DAVID GASPRINE
David Gasprine
Director and Secretary