Form 10-Q
period 2013-03-31
Neohydro Technologies Corp.
filed 2013-05-15
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

[X] YES       [] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

165,358,040 common shares issued and outstanding as of May15, 2013.

PART 1 – FINANCIAL INFORMATION

Item 1.           Financial Statements

Our unaudited consolidated interim financial statements for the three-month period ended March 31, 2013 form part of this quarterly consolidated report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. These unaudited interim financial statements should be read in conjunction with our company’s audited consolidated financial statements and the 10-K for the year ended December 31, 2012.

Neohydro Technologies Corp. and Subsidiary

(A Development Stage Company)

March 31, 2013

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

Neohydro Technologies Corp. and Subsidiary (A Development Stage Company) Consolidated Balance Sheets (Expressed in US Dollars) (Unaudited)

	March 31, 2013	December 31, 2012

ASSETS

Current Assets

Cash	$ 14,023	$ 110,981
Advances to related party	21,769	–
Loans receivable – related party	40,000	–

Total Assets	$ 75,792	$ 110,981

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$ 33,521	$ 50,862
Due to related party	2,311	2,221
Loans payable	52,263	52,858

Total Current Liabilities	88,095	105,941

Convertible notes, net of unamortized discount of $120,471 and $123,959, respectively	4,529	1,041

Total Liabilities	92,624	106,982

Stockholders’ (Deficit) Equity

Preferred Stock, $0.00001 par value; authorized: 100,000,000 shares, none issued and outstanding	–	–
Common Stock, $0.00001 par value; authorized: 800,000,000 shares, 165,358,040 shares issued and outstanding	1,654	1,654
Additional paid-in capital	1,371,133	1,369,816
Deficit accumulated during the development stage	(1,389,619)	(1,367,471)

Total Stockholders' (Deficit) Equity	(16,832)	3,999

Total Liabilities and Stockholders' (Deficit) Equity	$ 75,792	$ 110,981

See Notes to Unaudited Consolidated Financial Statements.

(A Development Stage Company) Neohydro Technologies Corp. and Subsidiary Consolidated Statements of Operations (Expressed in US Dollars) (Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Period from November 13, 2007 (Inception) to March 31, 2013

Revenue	$ –	$ –	$ –

Operating Expenses:

General and administrative	15,028	11,213	633,925

Operating Loss	(15,028)	(11,213)	(633,925)

Other Expense:

Accretion of discounts on convertible debentures	(3,488)	–	(4,529)
Interest expense	(3,632)	–	(24,988)
Loss on extinguishment of debt	–	–	(24,545)

Total other expense	(7,120)	–	(54,062)

Loss from continuing operations	(22,148)	(11,213)	(687,987)

Discontinued Operations:
Gain on disposal of discontinued operations	–	–	18,177
Loss from operations	–	–	(719,809)

Total loss from discontinued operations	–	–	(701,632)

Net Loss	$ (22,148)	$ (11,213)	$ (1,389,619)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding
– Basic and Diluted	165,358,040	165,358,040

See Notes to Unaudited Consolidated Financial Statements.

(A Development Stage Company) Neohydro Technologies Corp. and Subsidiary Consolidated Statements of Cash Flows (Expressed in US Dollars) (Unaudited)

	Three Months Ended March 31, 2013 $	Three Months Ended March 31, 2012 $	Period From November 13, 2007 (Inception) to March 31, 2013 $

Cash Flows from Operating Activities

Net loss	$ (22,148)	$ (11,213)	$ (1,389,619)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	–	–	7,500
Impairment of mineral property acquisition costs	–	–	6,500
Amortization of terminated license agreement costs	–	–	1,096
Impairment of terminated license agreement costs	–	–	498,904
Gain on disposal of discontinued operations	–	–	(18,177)
Stock-based compensation	–	–	122,359
Loss on extinguishment of debt	–	–	24,545
Accretion of discounts on convertible debentures	3,488	–	4,529
Imputed interest	1,318	–	6,368

Changes in operating assets and liabilities: Accounts payable – related party	90	8	2,050
Accounts payable and accrued liabilities	(17,342)	9,248	33,520

Net cash used in operating activities	(34,594)	(1,957)	(700,425)

Cash Flows from Investing Activities

Mineral property acquisition costs	–	–	(6,500)
Advances to related party as deposit for potential acquisition	(21,769)	–	(21,769)
Issuance of loan receivable to related party as deposit for potential acquisition	(40,000)	–	(40,000)

Net cash used in investing activities	(61,769)	–	(68,269)

Cash Flows from Financing Activities

Proceeds from sale of common stock – net	–	–	236,000
Net advances from related party	–	–	234,131
Proceeds from (repayment of) loans payable and convertible debt	(595)	1,957	312,586

Net cash (used in) provided by financing activities	(595)	1,957	782,717

Increase (Decrease) in cash	(96,958)	–	14,023

Cash – beginning of period	110,981	–	–

Cash – end of period	$ 14,023	$ –	$ 14,023

Supplemental Disclosures of cash flow information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

See Notes to Unaudited Consolidated Financial Statements.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2013, the Company has a working capital deficit of $12,303 and has accumulated losses of $1,389,619 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.       Summary of Significant Accounting Policies

a)       Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)       Interim Financial Information

The unaudited consolidated financial statements as of March 31, 2013, and for the three months ended March 31, 2013 and 2012, and for the period from November 13, 2007 (inception) to March 31, 2013, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2013, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2013, is not necessarily indicative of the results to be expected for any subsequent quarters or the entire year ending December 31, 2013. The balance sheet at December 31, 2012, has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2012 as included in our Form 10-K filed with the Securities and Exchange Commission on April16, 2013.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Expressed in US Dollars)
(Unaudited)

2.       Summary of Significant Accounting Policies (continued)

b)       Reclassification

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

e)       Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued for disclosure consideration.

3.       Related Party Balances/Transactions

Due from related party, which is non-interest bearing, unsecured, and has no specific terms of repayment, consist of:

	March 31, 2013	December 31, 2012
Due from a company controlled by a director of the Company
Accrued interest on loans receivable	$769	$–
Expenses paid on behalf of the related party as deposit for potential acquisition of a related party company	21,000	–
Total	$21,769	$–

Due to related party, which is non-interest bearing, unsecured, and has no specific terms of repayment, consist of:

	March 31, 2013	December 31, 2012
Due to former chief executive officer
Expenses paid on behalf of the Company	$2,311	$2,221
Total	$2,311	$2,221

The Company’s office services and office space are provided without charge by the sole officer and director of the Company.

On January 3, 2013, the Company provided a loan of $20,000 to a company controlled by a director of the Company, which is due on July 30, 2013, and secured by all chattel, fixtures and property of any type or nature owned or possessed by the Company. The interest due at the maturity date is $1,000.  This loan was made to secure the potential acquisition of this related party company.

On February 12, 2013, the Company provided an additional loan of $20,000 to a company controlled by a director of the Company, which is due June 30, 2013, and secured by all chattel, fixtures and property of any type or nature owned or possessed by the Company. The interest due at the maturity date is $1,000.  This loan was made to secure the potential acquisition of this related party company.

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

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Expressed in US Dollars)
(Unaudited)

4.       Loans Payable

At March 31, 2013, the Company is indebted to an unrelated third party for $52,263 (December 31, 2012 - $52,858).  The loan is non-interest bearing and is due on demand.  During the three months ended March 31, 2013, the Company recorded an imputed interest of $1,318 (2012 - $nil).

5.       Convertible Notes

a)       On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $25,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000.  As at March 31, 2013, the carrying values of the convertible debenture and accrued convertible interest thereon were $912 and $849, respectively.

b)       On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $25,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000.  As at March 31, 2013, the carrying values of the convertible debenture and accrued convertible interest thereon were $912 and $849, respectively.

c)       On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $40,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $40,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $40,000.  As at March 31, 2013, the carrying values of the convertible debenture and accrued convertible interest thereon were $1,459 and $1,359, respectively.

d)       On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $35,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $35,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $35,000.  As at March 31, 2013, the carrying values of the convertible debenture and accrued convertible interest thereon were $1,246 and $1,189, respectively.

The Company analyzed the conversion feature of above Convertible Notes for derivative accounting consideration under FASB ASC 470 and determined that the conversion did not create embedded derivatives.

Neohydro Technologies Corp. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Expressed in US Dollars)
(Unaudited)

6.       Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price
Balance – December 31, 2012 and March 31, 2013	500,000	$0.08

As at March 31, 2013, the following common share purchase warrants were outstanding:

Description	Number of Warrants

Exercise

Price

Expiry Date

Issued October 1, 2009	500,000	$0.08	October 1, 2013

As at March 31, 2013, the aggregate intrinsic value of the common share purchase warrants was $nil.

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

We have previously been engaged in the business of acquisition and exploration of mining properties and the industrial waste water business. Until March 8, 2011, we were in the business of installing a patented turbo system that was proven to assist an engine to operate more efficiently, with less effort, less fuel consumption, and enhanced horsepower.  We are no longer in any of these businesses. We maintain our statutory registered agent's office at National Registered Agents, Inc. of  NV, 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office is located at 2200 Yarbrough Avenue, Suite B 305, El Paso, TX  79925. Our telephone number is 805.857.1074.

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

On November 27, 2012, we entered into a convertible loan agreement. Our company received $25,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of our company at a conversion price of $0.0005 per share. Our company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000.  As at March 31, 2013, the carrying values of the convertible debenture and accrued convertible interest thereon were $912 and $849, respectively.

On November 27, 2012, we entered into a convertible loan agreement. Our company received $25,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of our company at a conversion price of $0.0005 per share. Our company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000.  As at March 31, 2013, the carrying values of the convertible debenture and accrued convertible interest thereon were $912  and $849, respectively.

On November 27, 2012, we entered into a convertible loan agreement. Our company received $40,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of our company at a conversion price of $0.0005 per share. Our company recognized the intrinsic value of the embedded beneficial conversion feature of $40,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $40,000.  As at March 31, 2013, the carrying values of the convertible debenture and accrued convertible interest thereon were $1,459  and $1,359, respectively.

On November 27, 2012, we entered into a convertible loan agreement. Our company received $35,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of our company at a conversion price of $0.0005 per share. Our company recognized the intrinsic value of the embedded beneficial conversion feature of $35,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $35,000.  As at March 31, 2013, the carrying values of the convertible debenture and accrued convertible interest thereon were $1,246  and $1,189, respectively.

In January 2013, we entered into two $20,000 loan receivable agreements from a director of our company for $40,000 as deposits for potential acquisition of an entity controlled by our director.  The loans are due in June 30, 2013 and July 30, 2013 and secured by all chattel, fixtures and property of any type or nature owned or possessed by our company.  The interest due at the maturity date on each note is $1,000.  After the maturity date or upon an occurrence of any event of default, at the option of the lender hereof, all amounts owing under this loan agreement shall bear interest at a default rate equal to 6% per annum and five days after such an event a late fee of 10% will be added to the note. Such interest shall be paid on the first day of each month thereafter, or on demand if sooner demanded and such default rate shall continue until this loan is paid in full.

Results of Operations

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012.

Our net loss for the three-month period ended March 31, 2013, the three-month period ended March 31, 2012 and the period from November 13, 2007 (inception) to March 31, 2013, for the respective items are summarized as follows:

		Three Months Ended March 31, 2013		Three Months Ended March 31, 2012		Period from November 13, 2007 (Inception) to March 31, 2013
Revenue	$	Nil	$	Nil	$	Nil
General and administrative		15,028		11,213		633,925
Total other expenses		7,120		Nil		54,062
Loss from discontinued operations		Nil		Nil		701,632
Net Loss		$(22,148)		$(11,213)		$(1,389,619)

General and Administrative

We had no revenues in the three-month periods ended March 31, 2013 and 2012 and we incurred net losses of $22,148 and $11,213, respectively. From November 13, 2007 (inception date) to March 31, 2013 we incurred a net loss from continuing operations of $687,987.

General and administrative expenses relating to operations decreased for the three month period ended March 31, 2013 to $15,028 from $11,213 for the three-month period ended March 31, 2012.

Liquidity and Financial Condition

Working Capital

	At March 31, 2013	At December 31, 2012
Current Assets	$75,792	$110,981
Current Liabilities	$88,095	$105,941
Working Capital (Deficit)	$(12,303)	$5,040

Cash Flows

Cash Flows
	Three-Month Periods Ended
	March 31, 2013		March 31, 2012
Net cash used in operating activities	$(34,594)		$(1,957)
Net cash used in investing activities	$(61,769)	$	Nil
Net cash provided by (used in) financing activities	$(595)		$1,957
Net decrease in cash during period	$(96,958)	$	Nil

Operating Activities

Net cash used in operating activities was $34,594  for the three month period ended March 31, 2013 compared with cash used in operating activities of $1,957 in the same period in 2012. The increase in cash used in operating activities is attributable to us incurring more operating expenses related to professional services.

Investing Activities

Net cash used by investing activities was $61,769  for the three month period ended March 31, 2013 compared to $Nil in the same period in 2012.  We advanced $21,769 in cash and loaned $40,000 to an entity controlled by our director, these payments were made to secure a potential acquisition of this related party company.

Financing Activities

Net cash used in financing activities was $595  for the three month period ended March 31, 2013 compared to $1,957 of cash used in the same period in 2012. The change in financing activities was mainly attributable to less interest in our business operations from potential investors

Loans Payable

At March 31, 2013, our company was indebted to an unrelated third party for $52,263  (December 31, 2012 - $52,858). The loan is non-interest bearing and is due on demand.

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

Our company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2013, we had a working capital deficit of $12,303 and have accumulated losses of $1,389,619 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The consolidated financial statements included herein do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Critical Accounting Policies

Interim Financial Information

The unaudited consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012, and for the period from November 13, 2007 (inception) to March 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2013, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2013, is not necessarily indicative of the results to be expected for any subsequent quarters or the entire year ending December 31, 2012. The balance sheet at December 31, 2012, has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2012 as included in our Form 10-K filed with the Securities and Exchange Commission on April 16, 2013.

Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Item 1A.        Risk Factors

As a "smaller reporting company", we are not required to provide the information required by this Item.

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

NEOHYDRO TECHNOLOGIES CORP.
(Registrant)

Dated: May 15, 2013	By:	/s/ Claudio Lai
Claudio Lai
President and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)