Form 10-Q
period 2013-06-30
Neohydro Technologies Corp.
filed 2013-08-19
CIK 1428816

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

165,358,040 common shares issued and outstanding as of August 15, 2013.

PART 1 – FINANCIAL INFORMATION

Item 1.           Financial Statements

Our unaudited consolidated interim financial statements for the three and six-month period ended June 30, 2013 form part of this quarterly consolidated report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. These unaudited interim financial statements should be read in conjunction with our company’s audited consolidated financial statements and the 10-K for the year ended December 31, 2012.

Neohydro Technologies Corp. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

(Unaudited)

	June 30,	December 31,
	2013	2012

ASSETS

Current Assets

Cash	$ 1,347	$ 110,981
Due from related party	35,535	–
Loans receivable from related party	40,000	–

Total Assets	$ 76,882	$ 110,981

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	$ 55,165	$ 50,862
Due to related party	2,335	2,221
Stock payable	15,000	–
Loans payable	51,442	52,858

Total Current Liabilities	123,942	105,941

Convertible notes, net of unamortized discount of $116,360 and $123,959, respectively	8,640	1,041

Total Liabilities	132,582	106,982

Stockholders’ Equity (Deficit)

Preferred Stock, $0.00001 par value; authorized: 50,000,000 shares, none issued and outstanding	–	–
Common Stock, $0.00001 par value; authorized: 480,000,000 shares, 165,358,040 shares issued and outstanding	1,654	1,654
Additional paid-in capital	1,372,451	1,369,816
Accumulated other comprehensive income	1,416	–
Deficit accumulated during the development stage	(1,431,221)	(1,367,471)

Total Stockholders' Equity (Deficit)	(55,700)	3,999

Total Liabilities and Stockholders' Equity (Deficit)	$ 76,882	$ 110,981

Neohydro Technologies Corp. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Period from November 13, 2007 (Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013

Revenue	$ –	$ –	$ –	$ –	$ –

Operating Expenses:

General and administrative	34,110	7,462	49,138	18,675	668,034

Operating Loss	(34,110)	(7,462)	(49,138)	(18,675)	(668,034)

Other Expense:

Accretion of discounts on convertible debentures	(4,111)	–	(7,599)	–	(8,640)
Interest expense	(3,381)	–	(7,013)	–	(28,370)
Loss on extinguishment of debt	–	–	–	–	(24,545)

Total other expense	(7,492)	–	(14,612)	–	(61,555)

Loss from continuing operations	(41,602)	(7,462)	(63,750)	(18,675)	(729,589)

Discontinued Operations:
Gain on disposal of discontinued operations	–	–	–	–	18,177
Loss from operations	–	–	–	–	(719,809)

Total loss from discontinued operations	–	–	–	–	(701,632)

Net Loss	$ (41,602)	$ (7,462)	$ (63,750)	$ (18,675)	$ (1,431,221)

Other Comprehensive Income:
Foreign currency translation	1,416		1,416		1,416
Total Comprehensive Loss	$ (40,186)	$ (7,462)	$ (65,166)	$ (18,675)	$ (1,429,805)

Net Loss Per Common Share – Basic and Diluted:	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding
– Basic and Diluted	165,358,040	165,358,040	165,358,040	165,358,040

 Neohydro Technologies Corp. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	Six Months Ended	Six Months Ended	Period From November 13, 2007 (Inception) to
	June 30,	June 30,	June 30,
	2013	2012	2013

Cash Flows from Operating Activities

Net loss	$ (63,750)	$(18,675)	$(1,431,221)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	–	–	7,500
Impairment of mineral property acquisition costs	–	–	6,500
Amortization of terminated license agreement costs	–	–	1,096
Impairment of terminated license agreement costs	–	–	498,904
Gain on disposal of discontinued operations	–	–	(18,177)
Stock-based compensation	–	–	122,359
Loss on extinguishment of debt	–	–	24,545
Accretion of discounts on convertible debentures	7,599	–	8,640
Imputed interest	2,635	–	7,685

Changes in operating assets and liabilities: Accounts payable – related party	(1,707)	1,739	753
Accounts payable and accrued liabilities	4,303	12,944	55,165

Net cash used for operating activities	(50,920)	(3,992)	(716,751)

Cash Flows from Investing Activities

Mineral property acquisition costs	–	–	(6,500)
Advances to related party	(33,714)	–	(33,714)
Issuance of loan receivable to related party	(40,000)	–	(40,000)

Net cash used for investing activities	(73,714)	–	(80,214)

Cash Flows from Financing Activities

Proceeds from sale of common stock – net	–	–	236,000
Stock subscriptions received	15,000	–	15,000
Net advances from related party	–	–	234,131
Proceeds from loans payable and convertible debt	–	3,992	313,181

Net cash provided by financing activities	15,000	3,992	798,312

(Decrease) Increase in cash	(109,634)	–	1,347

Cash – beginning of period	110,981	–	–

Cash – end of period	$ 1,347	$ –	$ 1,347

Supplemental Disclosures of Cash Flows Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2013, the Company has a working capital deficit of $32,060 and has accumulated losses of $1,431,221 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.      Summary of Significant Accounting Policies

a)      Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)      Interim Financial Information

The unaudited consolidated financial statements as of June 30, 2013, and for the three months and six months ended June 30, 2013 and 2012, and for the period from November 13, 2007 (inception) to June 30, 2013, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2013, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three month and six month period ended June 30, 2013, is not necessarily indicative of the results to be expected for any subsequent quarters or the entire year ending December 31, 2013. The balance sheet at December 31, 2012, has been derived from the audited consolidated financial statements at that date.

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

e)      Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued for disclosure consideration.

3.      Related Party Balances/Transactions

Due from related party, which is non-interest bearing, unsecured, and has no specific terms of repayment, consist of:

	June 30, 2013	December 31, 2012
Due from a company controlled by a director of the Company
Accrued interest on loans receivable	$1,821	$–
Expenses paid on behalf of the related party as deposit for potential acquisition of a related party company	33,714	–
Total	$35,535	$–

Due to related party, which is non-interest bearing, unsecured, and has no specific terms of repayment, consist of:

	June 30, 2013	December 31, 2012
Due to former chief executive officer
Expenses paid on behalf of the Company	$2,195	$2,221
Due to chief executive officer
Expenses paid on behalf of the Company	140	–
Total	$2,335	$2,221

The Company’s office services and office space are provided without charge by the sole officer and director of the Company.

On January 3, 2013, the Company provided a loan of $20,000 to Couponz, Inc, a company controlled by a director of the Company. which is due on July 30, 2013, and secured by all chattel, fixtures and property of any type or nature owned or possessed by Couponz, Inc. The interest due at the maturity date is $1,000. This loan was made to secure the acquisition of Couponz, Inc.

3.      Related Party Balances/Transactions (continued)

On February 12, 2013, the Company provided an additional loan of $20,000 to Couponz, Inc, a company controlled by a director of the Company, which is due June 30, 2013, and secured by all chattel, fixtures and property of any type or nature owned or possessed by Couponz, Inc. The interest due at the maturity date is $1,000. This loan was made to secure the acquisition of Couponz, Inc.

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

On July 19, 2013, the Company entered into a share exchange agreement to acquire 100% of the outstanding shares of Couponz, Inc. Pursuant to the agreement, the Company converted related party advances, related party loans and accrued interest into the purchase price of Couponz, Inc.

4.      Loans Payable

At June 30, 2013, the Company is indebted to an unrelated third party for $51,442 (December 31, 2012 - $52,858). The loan is non-interest bearing and is due on demand. During the three months ended June 30, 2013, the Company recorded an imputed interest of $2,636 (2012 - $nil).

5.      Convertible Note

a)    On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $25,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000. As at June 30, 2013, the carrying values of the convertible debenture and accrued convertible interest thereon were $1,750 and $1,473, respectively.

b)    On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $25,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000. As at June 30, 2013, the carrying values of the convertible debenture and accrued convertible interest thereon were $1,750 and $1,473, respectively.

c)    On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $40,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $40,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $40,000. As at June 30, 2013, the carrying values of the convertible debenture and accrued convertible interest thereon were $2,801 and $2,356, respectively.

5.      Convertible Note (continued)

d)   On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $35,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $35,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $35,000. As at June 30, 2013, the carrying values of the convertible debenture and accrued convertible interest thereon were $2,339 and $2,062, respectively.

The Company analyzed the conversion feature of above Convertible Notes for derivative accounting consideration under FASB ASC 470 and determined that the conversion did not create embedded derivatives.

6.      Common Stock

During the six months ended June 30, 2013, the Company accepted stock subscriptions for 500,000 shares of common stock at $0.03 per share for cash proceeds of $15,000. These shares have not been issued and the Company recorded a Stock Payable.

7.      Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2012 and June 30, 2013	500,000	$0.08

As at June 30, 2013, the following common share purchase warrants were outstanding:

Description	Number of Warrants	Exercise Price	Expiry Date

Issued October 1, 2009	500,000	$0.08	October 1, 2013

As at June 30, 2013, the aggregate intrinsic value of the common share purchase warrants was $nil.

In addition to the stock subscriptions described in Note 6, the Company agreed to issue a 2-year warrant which entitles the holder to acquire an additional 50,000 shares of common stock at an exercise price of $0.30 per share. The grant date fair value of these warrants is $689. These warrants have not been issued yet.

8.      Commitments

a)   On May 23, 2013, the Company entered into a non-binding letter of intent to acquire 100% of the ownership interest in Couponz, Inc., a related party company controlled by a director of the Company. Pursuant to the letter of intent, the Company will issue shares of preferred stock of the Company and pay $100,000 of which part has been advanced and part has been loaned to Couponz, Inc. See Note 9(b).

b)   On June 17, 2013, the Company entered into a Funding Agreement whereby the investor agreed to purchase $100,000 worth of shares of common stock of the Company at $0.03 per share within 90 days (which may be extended by consent of both parties to 120 days) and received a 2-year warrant for an additional $100,000 worth of shares at $0.30 per share. As of June 30, 2013, the Company received $15,000 for 500,000 shares of common stock subscribed and agreed to issue a 2-year warrant to acquire an additional 50,000 shares of common stock at an exercise price of $0.30 per share.

9.      Subsequent Events

a)    On July 17, 2013, the Company decreased its authorized shares from 800,000,000 shares of common stock to 480,000,000 shares of common stock pursuant to a vote of the majority of shares by consent.

b)   On July 19, 2013, the Company entered into a share exchange agreement to acquire 100% of the outstanding shares of Couponz, Inc., a related party company controlled by a director of the Company. Pursuant to the agreement, the Company will issue 24,514,319 shares of preferred stock of the Company in exchange for 100% of the ownership interest in Couponz, Inc and the Company will also pay $100,000 of which part has been advanced and part has been loaned to Couponz, Inc. It is agreed that the preferred shares of the Company shall be designated as 1 to 15 voting and 1 to 2.5 convertible to common shares of the Company. As of the date of this report, the Company and Couponz, Inc. is still working on the finalizing the remaining terms of the share exchange agreement.

c)   On July 30, 2013, the Company decreased its authorized shares from 100,000,000 shares of preferred stock to 50,000,000 shares of preferred stock pursuant to a vote of the majority of shares by consent.

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

Our Current Business

We are a company with no current operations.

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

On November 27, 2012, we entered into a convertible loan agreement. Our company received $25,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of our company at a conversion price of $0.0005 per share. Our company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000.  As at June 30, 2013, the carrying values of the convertible debenture and accrued convertible interest thereon were $1,750 and $1,473, respectively.

On November 27, 2012, we entered into a convertible loan agreement. Our company received $25,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of our company at a conversion price of $0.0005 per share. Our company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000.  As at June 30, 2013, the carrying values of the convertible debenture and accrued convertible interest thereon were $1,750 and $1,473, respectively.

On November 27, 2012, we entered into a convertible loan agreement. Our company received $40,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of our company at a conversion price of $0.0005 per share. Our company recognized the intrinsic value of the embedded beneficial conversion feature of $40,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $40,000.  As at June 30, 2013, the carrying values of the convertible debenture and accrued convertible interest thereon were $2,801  and $2,356, respectively.

On November 27, 2012, we entered into a convertible loan agreement. Our company received $35,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of our company at a conversion price of $0.0005 per share. Our company recognized the intrinsic value of the embedded beneficial conversion feature of $35,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $35,000.  As at June 30, 2013, the carrying values of the convertible debenture and accrued convertible interest thereon were $2,339 and $2,062, respectively.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012.

Our net loss for the three-month period ended June 30, 2013, the three-month period ended June 30, 2012

		Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
Revenue	$	Nil	$	Nil
General and administrative		34,110		7,462
Total other expenses		7,492		Nil
Loss from discontinued operations		Nil		Nil
Net Loss		$(41,602)		$(7,462)

Six Months Ended June 30, 2013 Compared to the six Months Ended June 30, 2012.

Our net loss for the six-month period ended June 30, 2013, the six-month period ended June 30, 2012 and the period from November 13, 2007 (inception) to June 30, 2013, for the respective items are summarized as follows:

		Six Months Ended June 30, 2013		Six Months Ended June 30, 2012		Period from November 13, 2007 (Inception) to June 30, 2013
Revenue	$	Nil	$	Nil	$	Nil
General and administrative		49,138		18,675		668,034
Total other expenses		14,612		Nil		61,555
Loss from discontinued operations		Nil		Nil		701,632
Net Loss		$(63,750)		$(18,675)		$(1,431,221)

General and Administrative

We had no revenues in the six-month periods ended June 30, 2013 and 2012 and we incurred net losses of $63,750 and $18,675, respectively. From November 13, 2007 (inception date) to June 30, 2013 we incurred a net loss from continuing operations of $729,590.

General and administrative expenses relating to operations increased for the six month period ended June 30, 2013 to $49,138 from $18,675 for the six-month period ended June 30, 2012

Liquidity and Financial Condition

Working Capital

	At June 30, 2013	At December 31, 2012
Current Assets	$76,882	$110,981
Current Liabilities	$123,942	$105,941
Working Capital (Deficit)	$(47,060)	$5,040

Cash Flows

Cash Flows
	Six-Month Periods Ended
	June 30, 2013		June 30, 2012
Net cash used in operating activities	$(50,920)		$(3,992)
Net cash used in investing activities	$(73,714)	$	Nil
Net cash provided by financing activities	$15,000		$3,992
Net decrease in cash during period	$(109,634)	$	Nil

Operating Activities

Net cash used in operating activities was $50,920 for the six- month period ended June 30, 2013 compared with cash used in operating activities of $3,992 in the same period in 2012. The increase in cash used in operating activities is attributable to us incurring more operating expenses related to professional services.

Investing Activities

Net cash used by investing activities was $73,714 for the six month period ended June 30, 2013 compared to $Nil in the same period in 2012.  We advanced $33,714 in cash and loaned $40,000 to an entity controlled by our director, these payments were made to secure a potential acquisition of this related party company.

Financing Activities

Net cash provided by financing activities was $15,000 for the six-month period ended June 30, 2013 compared to $3,992 of cash used in the same period in 2012. The change in financing activities was mainly attributable to stock subscriptions received in 2013.

Loans Payable

At June 30, 2013, our company was indebted to an unrelated third party for $51,442 (December 31, 2012 - $52,858). The loan is non-interest bearing and is due on demand.

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

Our company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2013, we had a working capital deficit of $47,060 and have accumulated losses of $1,389,619 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The consolidated financial statements included herein do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Critical Accounting Policies

Interim Financial Information

The unaudited consolidated financial statements as of June 30, 2013 and for the three and six-months ended June 30, 2013 and 2012, and for the period from November 13, 2007 (inception) to June 30, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2013, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three and six month period ended June 30, 2013, is not necessarily indicative of the results to be expected for any subsequent quarters or the entire year ending December 31, 2012. The balance sheet at December 31, 2012, has been derived from the audited consolidated financial statements at that date.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Default upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

a)   On July 17, 2013, the Company decreased its authorized shares from 800,000,000 shares of common stock to 480,000,000 shares of common stock pursuant to a vote of the majority of shares by consent.

b)   On July 19, 2013, the Company entered into a share exchange agreement to acquire 100% of the outstanding shares of Couponz, Inc., a related party company controlled by a director of the Company. Pursuant to the agreement, the Company will issue 24,514,319 shares of preferred stock of the Company in exchange for 100% of the ownership interest in Couponz, Inc and the Company will also pay $100,000 of which part has been advanced and part has been loaned to Couponz, Inc. It is agreed that the preferred shares of the Company shall be designated as 1 to 15 voting and 1 to 2.5 convertible to common shares of the Company. As of the date of this report, the Company and Couponz, Inc. is still working on the finalizing the remaining terms of the share exchange agreement.

c)   On July 30, 2013, the Company decreased its authorized shares from 100,000,000 shares of preferred stock to 50,000,000 shares of preferred stock pursuant to a vote of the majority of shares by consent.

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

NEOHYDRO TECHNOLOGIES CORP.
(Registrant)

Dated: August 16, 2013	By:	/s/ David Gasparine
David Gasparine
President and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)