Form 10-Q
period 2013-09-30
Neohydro Technologies Corp.
filed 2013-11-19
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-53669
Commission File Number

NEOHYDRO TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Yarbrough Avenue, Suite B 305, El Paso TX	79925
(Address of principal executive offices)	(Zip Code)

(805) -857-1074
(Registrant’s telephone number, including area code)

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

Yes [ ] No [ X ]

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

Yes [ ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

165,358,040 shares of common stock outstanding as of November 19, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

Neohydro Technologies Corp.
(A Development Stage Company)

TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS

Neohydro Technologies Corp.
(A Development Stage Company)
As of and for the periods ended September 30, 2013

 Index

 FINANCIAL STATEMENTS

Neohydro Technologies Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	September 30,	December 31,
	2013	2012

ASSETS

Current Assets
Cash	$4,574	$110,981
Deposit	83,254	–

Total Assets	$87,828	$110,981

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$58,637	$53,083
Loans payable	58,937	52,858

Total Current Liabilities	117,574	105,941

Convertible notes, net of unamortized discount of $111,517 and $123,959, respectively	13,483	1,041

Total Liabilities	131,057	106,982

Stockholders’ Equity (Deficit)

Preferred Stock, $0.00001 par value;
authorized: 50,000,000 shares, 233,333 and 0 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	2	–
Common Stock, $0.00001 par value; authorized: 480,000,000 shares, 166,424,707 and 165,358,040 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1,665	1,654
Additional paid-in capital	1,412,793	1,369,816
Deficit accumulated during the development stage	(1,457,689)	(1,367,471)

Total Stockholders' Equity (Deficit)	(43,229)	3,999

Total Liabilities and Stockholders' Equity (Deficit)	$87,828	$110,981

See Notes to Unaudited Financial Statements.

Neohydro Technologies Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Period from November 13, 2007 (Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

Revenue	$–	$–	$–	$–	$–

Operating Expenses:

General and administrative	17,120	11,319	66,258	29,994	685,154

Operating Loss	(17,120)	(11,319)	(66,258)	(29,994)	(685,154)

Other Expense:

Accretion of discounts on convertible debentures	(4,843)	–	(12,442)	–	(13,483)
Interest expense	(4,505)	(3,767)	(11,518)	(3,767)	(32,875)
Loss on extinguishment of debt	–	–	–	–	(24,545)

Total other expense	(9,348)	(3,767)	(23,960)	(3,767)	(70,903)

Loss from continuing operations	(27,468)	(15,086)	(90,218)	(33,761)	(756,057)

Discontinued Operations:
Gain on disposal of discontinued operations	–	–	–	–	18,177
Loss from operations	–	–	–	–	(719,809)

Total loss from discontinued operations	–	–	–	–	(701,632)

Net Loss	$(27,468)	$(15,086)	$(90,218)	$(33,761)	$(1,457,689)

Net Loss Per Share – Basic and Diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
– Basic and Diluted	166,118,185	165,358,040	165,614,206	165,358,040

See Notes to Unaudited  Financial Statements.

Neohydro Technologies Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
	Nine Months Ended	Nine Months Ended	Period From November 13, 2007(Inception) to
	September 30,	September 30,	September 30,
	2013	2012	2013

Cash Flows from Operating Activities

Net loss	$(90,218)	$(33,761)	$(1,457,689)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	–	–	7,500
Impairment of mineral property acquisition costs	–	–	6,500
Amortization of terminated license agreement costs	–	–	1,096
Impairment of terminated license agreement costs	–	–	498,904
Gain on disposal of discontinued operations	–	–	(18,177)
Stock-based compensation	–	–	122,359
Loss on extinguishment of debt	–	–	24,545
Foreign exchange on loan payable	(921)	-	(921)
Accretion of discounts on convertible debentures	12,442	–	13,483
Imputed interest	3,990	3,767	9,040

Changes in operating assets and liabilities: Accounts payable – related party	-	1,756	1,960
Accounts payable and accrued liabilities	5,554	23,336	56,416

Net cash used for operating activities	(69,153)	(4,902)	(734,984)

Cash Flows from Investing Activities

Mineral property acquisition costs	–	–	(6,500)
Deposit on acquisition	(83,254)	–	(83,254)

Net cash used for investing activities	(83,254)	–	(89,754)

Cash Flows from Financing Activities

Proceeds from sale of common stock – net	32,000	–	268,000
Proceeds from sale of preferred shares	7,000	–	7,000
Net advances from related party	–	–	234,131
Proceeds from loans payable and convertible debt	7,000	4,902	320,181

Net cash provided by financing activities	46,000	4,902	829,312

(Decrease) Increase in cash	(106,407)	–	4,574

Cash – beginning of period	110,981	–	–

Cash – end of period	$4,574	$–	$4,574

Supplemental Disclosures of Cash Flows Information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

See Notes to Unaudited Financial Statements

Neohydro Technologies Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2013
(Expressed in US Dollars)
(Unaudited)

1.	Nature of Operations

Neohydro Technologies Corp. (the “Company”) was incorporated in the State of Nevada on November 13, 2007 as Rioridge Resources Corp. On July 22, 2008, the Company changed its name to Neohydro Technologies Corp.

We have previously been engaged in the business of acquisition and exploration of mining properties, the industrial waste water business and installing a patented turbo system that was proven to assist an engine to operate more efficiently.  We are no longer in any of these businesses.

On July 19, 2013, the corporation entered into an agreement to purchase Couponz, Inc., a Company incorporated in the State of Nevada.  Under the agreement, the Company had the right to acquire 100% of the ownership of Couponz, Inc. in exchange  for the issuance of  24,514,319 shares of preferred stock of the Company and $100,000 ($100,000 of which is acknowledged to have previously been received). The agreement provided for the preferred shares issued  to be designated as 1 share of preferred  to carry 15 shares of common voting rights and to be convertible to common on the basis of 2.5 shares of common for each 1 share of preferred.. Mr. David Gasparine, the sole director of NeoHydro Technologies Corp., is also the controlling shareholder of Couponz, Inc., and, as such, the transaction is considered to be non- arm’s length.  Mr. Gasparine with the transaction, became the controlling shareholder of the Company.

On November 1, 2013, the Company completed the aforementioned transaction and Couponz, Inc. became a wholly owned subsidiary of the Company.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2013, the Company has a working capital deficit of $29,746 and has accumulated losses of $1,457,689 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)	Interim Financial Information

The unaudited financial statements as of September 30, 2013, and for the three months and nine months ended September 30, 2013 and 2012, and for the period from November 13, 2007 (inception) to September 30, 2013, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2013, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month and nine month period ended September 30, 2013, is not necessarily indicative of the results to be expected for any subsequent quarters or the entire year ending December 31, 2013. The balance sheet at December 31, 2012, has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2012 as included in our Form 10-K filed with the Securities and Exchange Commission on April 16, 2013.

Neohydro Technologies Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2013
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

3.    Related Party Balances/Transactions

(1)	The Company’s office services and office space are provided without charge by the sole officer of the Company.

(2)
During the period ended September 30, 2013 the Company advanced a total of $81,433 to acquisition target Couponz, Inc., a company controlled by our sole officer, Mr. David Gasparine.  Certain portions of these amounts accrued interest during the nine month period ended September 30, 2013, totaling $1,821 at a rate of 6% per annum.   These amounts are recorded on the Company’s balance sheets as Deposits as a result of an agreement entered into between the Company and the shareholders of Couponz, Inc. during the period, whereunder the Company was required to pay $100,000 and issue a total of 24,514,319 shares of preferred stock.  Upon completion of the terms of the agreement, Couponz will become a wholly owned subsdiary of the Company.

4.  Loans Payable

At September 30, 2013, the Company is indebted to unrelated third parties for $58,937 (December 31, 2012 - $52,858).  The loan is non-interest bearing and is due on demand.  During the nine months ended September 30, 2013, the Company recorded imputed interest of $3,990 (2012 - $3,767).

5.  Convertible Notes

a)
On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $25,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000.  As at September 30, 2013, the carrying values of the convertible debenture and accrued convertible interest thereon were $2,750 and $2,103, respectively.

Neohydro Technologies Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2013
(Expressed in US Dollars)
(Unaudited)

5.  Convertible Notes (continued)

b)
On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $25,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000.  As at September 30, 2013, the carrying values of the convertible debenture and accrued convertible interest thereon were $2,750 and $2,103, respectively.

c)
On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $40,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $40,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $40,000.  As at September 30, 2013, the carrying values of the convertible debenture and accrued convertible interest thereon were $4,400 and $3,364, respectively.

d)
On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $35,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $35,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $35,000.  As at September 30, 2013, the carrying values of the convertible debenture and accrued convertible interest thereon were $3,583 and $2,944, respectively.

The Company analyzed the conversion feature of above Convertible Notes for derivative accounting consideration under FASB ASC 470 and determined that the conversion feature did not create embedded derivatives.

6.  Common Stock

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

During the nine months ended September 30, 2013, the Company accepted preferred share subscriptions for 233,333 preferred shares of the Company at $0.03 per preferred share for cash proceeds of $7,000.  The Company also agreed to issue a one-year warrant entitling the holder to acquire an additional 233,333 preferred shares at the rate of $0.03 per share.  Each preferred share carries 15 votes and may be converted to 2.5 shares of common stock.

During the nine month period ended September 30, 2013, the Company accepted stock subscriptions for 500,000 shares of common stock at $0.03 per share for cash proceeds of $15,000 form a single subscriber. The Company also agreed to issue a 2-year warrant entitling the holder to acquire an additional 50,000 shares of common stock at an exercise price of $0.30 per share.

During the nine month period ended September 30, 2013, the Company accepted stock subscriptions for 566,667 shares of common stock at $0.03 per share for cash proceeds of $17,000 form subscribers. The Company also agreed to issue a 2-year warrant entitling the holder to acquire an additional 566,667 shares of common stock at an exercise price of $0.03 per share.

Neohydro Technologies Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2013
(Expressed in US Dollars)
(Unaudited)

7.   Share Purchase Warrants

As at September 30, 2013, the following common share purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2012	500,000	-
Granted	616,667	0.05
Forfeited/Canceled	(500,000)	0.08
Exercised	-	-
Outstanding - September 30, 2013	616,667	0.05
Exercisable - September 30, 2013	616,667	0.05

As of October 1, 2013 all 500,000 warrants issued on October 1, 2009 expired unexercised.

During the period ended September 30, 2013, the Company issued a 2-year warrant entitling the holder to acquire an additional 50,000 shares of common stock at an exercise price of $0.30 per share as part of a share subscription agreement described above in Note 6.

During the period ended September 30, 2013, the Company issued a 2-year warrant entitling the holders to acquire an additional 566,667 shares of common stock at an exercise price of $0.03 per share as part of a share subscription agreement described above in Note 6

As of September 30, 2013, the following preferred share purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2012	-	-
Granted	200,000	0.03
Forfeited/Canceled	-	-
Exercised	-	-
Outstanding - September 30, 2013	200,000	0.03
Exercisable - September 30, 2013	200,000	0.03

During the period ended September 30, 2013 the Company agreed to issue a one-year warrant entitling the holder to acquire an additional 200,000 preferred shares at the rate of $0.03 per share as part of a share subscription agreement described above in Note 6.

8.   Commitments

a)
On May 23, 2013, the Company entered into a non-binding letter of intent to acquire 100% of the ownership interest in Couponz, Inc., a related party company controlled by a director of the Company.  Pursuant to the letter of intent, the Company will issue shares of preferred stock of the Company and pay $100,000 of which part has been advanced to Couponz, Inc.  See Note 8.  The transaction closed on November 1, 2013.

(b)
On June 17, 2013, the Company entered into a Funding Agreement whereby the investor agreed to purchase $100,000 worth of shares of common stock of the Company at $0.03 per share within 90 days (which may be extended by consent of both parties to 120 days) and received a 2-year warrant for an additional $100,000 worth of shares at $0.30 per share. As of September 30, 2013, the Company has received $17,000 under the Funding Agreement towards the committed purchase value.

Neohydro Technologies Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2013
(Expressed in US Dollars)
(Unaudited)

9.  Subsequent Events

On October 3, 2013, the Company received a further contribution totaling $22,000 under the Funding Agreement committed purchase value of $100,000 as discussed in Note 8(b) above.

On September 24, 2013, the Company entered into a share purchase agreement with an individual investor to purchase 333,333 preferred shares of the Company at $0.03 per preferred share.  The Company also agreed to issue a one-year warrant entitling the holder to acquire an additional 333,333 preferred shares at the rate of $0.03 per share.  Each preferred share carries 15 votes and may be converted to 2.5 shares of common stock.  The shares and warrants were issued on November 1, 2013.

On November 1, 2013, the Company completed the acquisition of Couponz, Inc., a company incorporated in the State of Nevada and Couponz Inc.  became a wholly-owned subsidiary of the Company. Under the agreement, the Company acquired 100% of the ownership of Couponz, Inc. in exchange for the issuance of  24,514,319 shares of preferred stock of the Company and $100,000 ($100,000 of which is acknowledged to have previously been received). The  preferred shares issued are  designated as 1 share of preferred  to carry 15 shares of common voting rights and to be convertible to common on the basis of 2.5 shares of common for each 1 share of preferred.. Mr. David Gasparine, the sole director of NeoHydro Technologies Corp., is also the controlling shareholder of Couponz, Inc., and, as such, the transaction is considered to be non- arm’s length.  Mr. Gasparine with the transaction, became the controlling shareholder of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This current report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 16, 2013, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Neohydro Technologies Corp. and its wholly owned subsidiary Couponz, Inc.

Current Business

On November 1, 2013, the Company effected a change of business with the acquisition of Couponz, Inc. We intend to undertake operations through Couponz, Inc. as a wholly-owned subsidiary.  Our goal is to provide a simple and easy to use platform for consumers to find business information, including but not limited to product and service descriptions, promotions, loyalty programs, and customer reviews, as well as to provide business owners a simple and easy to use platform to promote their businesses to mobile app users. Through the use of research and development we will be able to continue evolving our platform and features provided for our users.

Epoxy, Couponz’s mobile app, is a “two-part” system that has a server that both a website and a mobile application access. The mobile app allows users to find local businesses that have an Epoxy membership. An app user can navigate to an individual business several ways. App users can find a specific business by searching for the specific name of the business, the category of the business or by the App users location and listed results on a Map View. App users can then filter the results of the businesses in the Map View by category. Once a business is chosen the app user is presented with a Business Landing Page or “BLP”. The BLP displays information about that specific business that the business owner has input including operating hours, locations, menus, phone numbers as well as marketing such as digital loyalty cards and coupons. Within the BLP app users can also create reviews or “Sticky Notes” about that individual business and review other Sticky Notes that have been previously created. When an app user opens a loyalty card or offer the app has a built in scanner that allows the staff to “punch” or “redeem” either offer. A loyalty card is scanned multiple times and once completely filled is valid for a specified offer from the business owner. The app user can collect or “save” filled loyalty cards to redeem at a later time. A coupon is a one-time use offer that once redeemed will disappear from the device and become de-active. A business needs no equipment as the scanner is built into the Epoxy application that is required to scan each unique QR code. Epoxy provides each business with their own unique code that is used to track each loyalty card and offer. Each time an app user redeems an offer or digitally receives a punch the system tracks that information and displays it on a website administration panel for the business owner to track.

The website serves as a merchant login where merchants can access an administration panel that allows them to create their BLP and add digital punch cards, offers, events a and send out direct messages to individuals or groups in real-time. The admin panel also will provide the merchants with analytics such as the number of recipients for these direct messages, the number of punch cards and offers that have been used as well as the individual customers who are recommending that particular business (the referral system is a pending patent). This will allow the merchant to distinguish between different levels of consumers and compensate accordingly. This also adds a level of security and accuracy to the loyalty and coupon program that is not practical with a paper system.

Our pricing for merchants is a simple flat membership fee of $99 a month, without any contracts. The mobile app is free for consumers to download, and is available on both Android and Apple platform.

We plan to expand geographically in stages. Within one to two years, we plan to grow beyond the Las Vegas market into the rest of the Southwestern United States. We have already begun this process, as we have expanded into Southern California. Within two to three years, we plan to expand into the Midwest, and within five years we plan to expand nationally. As we experience each stage of growth, we plan to increase our staff primarily through commission-based sales people, as opposed to salaried or hourly wage employees, thus minimizing the financial burden of each stage of expansion. We believe that this plan for expansion will also minimize the need for additional outside financing, as we plan to fund our growth primarily through the growth of our paying customer base.

Our primary philosophy is to provide excellent customer service to both app users and merchants, while utilizing feedback through our events, website and mobile app. The mobile application platform gives us an opportunity to seamlessly receive feedback while providing a service. Once feedback has been provided we can then study and then apply this to the system. We believe if you keep the marketing simple, to the point and clean people will be willing to listen and convert. Once a customer is willing to listen, they can be turned into more valuable, loyal customers.

Couponz’s product is marketed to Mobile App Users as well as Business owners.

The information as provided herein relates solely to the operations of the Company as at September 30, 2013 and 2012 and does not include any financial information related to Couponz, Inc. which was acquired subsequent to the period covered by this quarterly report.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to the Three Months Ended September30, 2012.

Our net loss for the three-month period ended September 30, 2013, the three-month period ended September 30, 2012

	Three Months Ended September30, 2013	Three Months Ended September 30, 2012
Revenue	$-	$-
General and administrative	17,120	11,319
Total other expenses	9,348	3,767
Loss from discontinued operations	-	-
Net Loss	$(26,468)	$(15,086)

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012.

Our net loss for the nine month period ended September 30, 2013, the nine month period ended September 30, 2012 and the period from November 13, 2007 (inception) to September 30, 2013, for the respective items are summarized as follows:

		Nine Months Ended June 30, 2013		Nine Months Ended June 30, 2012	Period from November 13, 2007 (Inception) to September 30, 2013
Revenue	$	-l	$	-l	$-
General and administrative		66,258		29,994	685,154
Total other expenses		23,960		3,767	70,903
Loss from discontinued operations		-		-	701,632
Net Loss		$(90,218)		$(33,761)	$(1,457,689)

General and Administrative

We had no revenues in the nine month periods ended September 30, 2013 and 2012 and we incurred net losses of $90,218 and $33,761, respectively. From November 13, 2007 (inception date) to September 30, 2013 we incurred a net loss from continuing operations of $719,809.

General and administrative expenses relating to operations increased for the nine month period ended September 30, 2013 to $66,258 from $29,994 for the nine month period ended September 30, 2012.

Liquidity and Financial Condition

Working Capital

	At September 30, 2013	At December 31, 2012
Current Assets	$87,828	$110,981
Current Liabilities	$117,574	$105,941
Working Capital (Deficit)	$(29,746)	$5,040

Cash Flows

	Nine Month Periods Ended
	September 30, 2013	September 30, 2012
Net cash used in operating activities	$(69,153)	$(4,902)
Net cash used in investing activities	$(83,254)	$-
Net cash provided by financing activities	$46,000	$4,902
Net decrease in cash during period	$(106,407)	$-

Operating Activities

Net cash used in operating activities was $69,153 for the nine month period ended September 30, 2013 compared with cash used in operating activities of $4,902 in the same period in 2012. The increase in cash used in operating activities is attributable to us incurring more operating expenses related to professional services.

Investing Activities

Net cash used by investing activities was $83,254 for the nine month period ended September 30, 2013 compared to $Nil in the same period in 2012.  We advanced $83,254 as a deposit on the acquisition of an entity controlled by our sole officer

Financing Activities

Net cash provided by financing activities was $46,000 for the nine month period ended September 30, 2013 compared to $4,902 of cash used in the same period in 2012. The change in financing activities was mainly attributable to stock subscriptions received in 2013.

Loans Payable

At September 30, 2013, our company was indebted to an unrelated third party for $58,937 (December 31, 2012 - $52,858). The loan is non-interest bearing and is due on demand.

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

Our Company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2013, we had a working capital deficit of $68,746 and have accumulated losses of $1,457,689 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The financial statements included herein do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our Company be unable to continue as a going concern.

We estimate that in the next twelve months we will require a minimum of $100,000  of which we will expend approximately $40,000 for operations of the Company in regard to the filing of reports with the requisite regulatory authorities and $60,000 as required with respect the operations of our recently acquired wholly-owned subsidiary, Couponz, Inc.

We will require working capital, as we currently have inadequate capital to fund our business strategies, which could severely limit our operations.    We currently have limited cash with which to continue operations and are dependent on debt and equity investments. There can be no assurance that any additional financing will be available or accessible on reasonable terms, either by way of an equity financing or debt. If we cannot raise any additional funding we may either have to suspend operations until we do raise the cash, or cease operations entirely.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements that will have a current or future effect on our financial condition and changes in financial condition.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

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

10.3	Exchange Agreement between our Company and Couponz, Inc. dated July 15, 2013(incorporated by reference to our Form 8-K filed on August 28, 2013)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on May 8, 2009).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.
** To be filed by amendment pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NEOHYRDO TECHNOLOGIES CORP.

Date November 19, 2013	By:	/s/ David Gasparine
	Name:	David Gasparine
	Title:	Chief Executive Officer (Principal Executive Officer), Treasurer, (Principal Financial Officer) Secretary, and Director