Form 10-K
period 2013-12-31
Neohydro Technologies Corp.
filed 2014-04-15
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________to

Commission File Number: 000-53164

NeoHydro Technologies Corp.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

500N. Rainbow Blvd., Suite 300, Las Vegas, Nevada	89107
(Address of principal executive offices)	(Zip Code)

310-698-0728
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at April 11, 2014, computed by reference to the last sale of $0.01 per-share price quoted on the OTCQB was $1,653,580.

As of April 15, 2014, there were 168,824,706 shares of common stock, par value $0.001 per share, of the registrant outstanding.

ii

iii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. When used in this Quarterly Report on Form 10-K, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

• inability to raise additional financing for working capital;
• inability to identify marketing approaches;
• deterioration in general or regional economic, market and political conditions;

•         the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

• adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
• changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
• inability to efficiently manage our operations;
• inability to achieve future operating results;
• our ability to recruit and hire key employees;
• the inability of management to effectively implement our strategies and business plans; and
• the other risks and uncertainties detailed in this report.

In this form 10-K references to "NeoHydro", "the Company", "we", "us", and "our" refer to NeoHydro Technologies Corp.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at NeoHydro Technologies Corp., 500 N. Rainbow Blvd., Suite 300, Las Vegas, Nevada 89107.

PART I

ITEM 1. BUSINESS

General Company Description

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

NeoHydro’s goals and objectives are as follows:

1.	Setup a board of advisors that specialize in
A.	Advertising/PR
B.	Sales
C.	Development (App/Web) –Dave
2.	Short Term
A.	Reach a specific # of Merchants (Paying Customers)
B.	Increase # of App Users
i. As well as # of x’s a user opens the app (# of interactions)
C.	Improve Marketing/Branding
i. Have “PR” staff visiting businesses (i.e. Epoxy Day) where we show users how the app works
ii. Work with (incentivize) employees of businesses
3.	Medium/Long Term
A.	Geographical Expansion
i. Expand from Vegas to the rest of the South West (1-2 years)
ii. Expand from the South West to the Mid-West (2-3 years)
iii. Expand Nationally (~5 years)
iv. Expand Internationally (<~10 years)

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

NeoHydro’s product is marketed to Mobile App Users as well as Business owners.

Products and Services
Epoxy, NeoHydro’s mobile app, is a “two-part” system that has a server that both a website and a mobile application access. The mobile app allows users to find local businesses that have an Epoxy membership. An app user can navigate to an individual business several ways. App users can find a specific business by searching for the specific name of the business, the category of the business or by the app users location and listed results on a Map View. App users can then filter the results of the businesses in the Map View by category. Once a business is chosen the app user is presented with a Business Landing Page or “BLP”. The BLP displays information about that specific business that the business owner has input including operating hours, locations, menus, phone numbers as well as marketing such as digital loyalty cards and coupons. Within the BLP app users can also create reviews or “Sticky Notes” about that individual business and review other Sticky Notes that have been previously created. When an app user opens a loyalty card or offer the app has a built in scanner that allows the staff to “punch” or “redeem” either offer. A loyalty card is scanned multiple times and once completely filled is valid for a specified offer from the business owner. The app user can collect or “save” filled loyalty cards to redeem at a later time. A coupon is a one-time use offer that once redeemed will disappear from the device and become de-active. A business needs no equipment as the scanner is built into the Epoxy application that is required to scan each unique QR code. Epoxy provides each business with their own unique code that is used to track each loyalty card and offer. Each time an app user redeems an offer or digitally receives a punch the system tracks that information and displays it on a website administration panel for the business owner to track.

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

Our pricing for merchants is a simple flat membership fee of $50 a month, without any contracts.  The mobile app is free for consumers to download, and is available on both Android and Apple platforms.

Marketing Plan

Our Primary marketing plan is through use of PR. Joining events such as “The Bite of Las Vegas”, an annual food festival in Las Vegas, Nevada which features restaurants from across the Las Vegas Valley, to gain exposure to local markets as well as potential app users.
We have setup successful Focus Groups. Through use of focus groups we can market direct to app users.

“Epoxy Days” where we spend 2 hours at a local business and allow users to receive an addition 10% Off (or custom offer) – this allows us to reach the app users directly promoting more organic growth (users who have exposure to the app through use or at businesses promoting it) as opposed to users seeing it randomly.

We will also be able to market the “Green” Element of Epoxy. The fact is the need for print will be dramatically reduced (nearly eliminated) for merchants.

Economics

Facts about Mobile Markets:

I.   According to TheEpochTimes.com, the research firm Gartner predicts that 2013 would see a total of 102,000,000,000 mobile app downloads on smartphones, with app revenues totaling $26,000,000,000.  (Source: The EpochTimes.com, “Mobile Apps in 2013: 102 Billion Downloads, $26 Billion in Sales”, September 23, 2013)

II. Currently consumers have little control over the “shotgun” approach to marketing (i.e. direct mail, text campaigns and even computer ads). Epoxy allows users to take control of who they hear from, giving them a little control over the way in which advertisements are delivered

III. What barriers to entry do you face in entering this market with your new company? Some typical barriers are:
- Market Share – Mobile Market
- Exposure – App users familiarity with our features
- Market Share – Merchant Market
- Brand Awareness
- Sales Structure
IV. And of course, how will you overcome the barriers?
-
Market share and presence has been our primary obstacle. Through the use of PR and events such as “Epoxy Days” we will gain two types of exposure simultaneously. One, we will be able to get the brand awareness out to app users and two, we will be giving them hands on experience and in turn making them more familiar with brand new features.

-
Market share in the merchant market will be done through our “claim your location” style of advertising. Merchant locations can be added to the application by not only NeoHydro staff but by app users as well. By doing this, NeoHydro sales staff and marketing can be directed at informing business owners that they can “claim” their business via our website, which would entail providing basic information about that business, such as location, phone number, and the like, free of charge. For merchants to utilize our features (i.e. punch cards, offers and analytics) would require joining Epoxy on a month-to-month basis.

-	Our sales payment structure will be a commission-based system. At our current state a commission based payment structure is the most conducive to our business.

Product
Our customers view our product as a convenience. Primarily removing the need to store and save paper offers such as coupons or punch cards. Additionally, app users have responded particularly well to the fact that Epoxy is free of charge, and allows the features it does.

Features and Benefits

Mobile App Features:
•	Cost, Epoxy is free
•	Convenience: Everything is delivered right on consumers device

Epoxy will allow users to see businesses in their area, read reviews and share these businesses with friends with one simple click. Users will also have the ability to redeem offers directly from their device through the use of our patent pending software design via their camera. Users benefit from Epoxy because they can “filter” the amount of advertising they are exposed to while merchants still have a platform to share offers on.

Merchant User Features:

•	Cost: very affordable.
•	Convenient: Everything from creating offers, adding events and informing customers is now done via our website. Merchants simply login and update their customers base as well as new customers
•	Informative: Analytics

Benefits of these features include:
•	Saving Time, now merchants can not only update customers immediately and in less than 1 minute, they can also track offer usage (Punch Card and Coupon redemption history)
•	Less frustration: by combing all of these features into one central platform, merchants are also provided a much simpler way to advertise.
•
Gives merchants “real” as opposed to “theoretical” analytics, meaning that they now can distinguish the actual number of consumers that have “seen” an offer or message. Once this figure is known, merchants can now more accurately market.

Customers

App Users:
• 18-40
• Male and Female
Merchants:
• Food and Service Industries
• Small to medium size businesses
• Good quality and service

Competition
The primary differentiation between Epoxy and what is available in the current market place is the majority of services available for business owners are more favorable to the consumer rather than to the business owner. Our services were designed to benefit primarily the business owner and secondarily the consumers. Business owners no longer need to split revenues with a marketing company such as Groupon or Living Social and now they can create a profile and send out offers or information to receive the full benefits of the return.

Currently Yelp would be our primary competitor for the “Reviews” feature of Epoxy. Groupon, Living Social and Amazon Deals are competitors for the “Offer” features of Epoxy.
Epoxy has features that have evolved and will continue to evolve directly from user input and interaction. Epoxy’s reviews allow a user not only write reviews about a particular business, but also allows a user to follow fellow users with similar tastes and receive updates when the users they are following write reviews.

Our competitive advantage relies heavily on Mr. Gasparine’s experience in the restaurant industry. His background in owning and operating several restaurants has proven to be an asset to this concept, as he is fully aware of the challenges facing business owners in their marketing decisions, and can easily articulate to business owners the advantages that the Epoxy technology gives them in their marketing plan.  Our key features that differentiate Epoxy from the rest are the recommendation and rewarding system and the integration of technologies that allow business owners to sign up and engage without the need of any equipment.

Niche

Our current niche is the small-medium business owner who can benefit from word-of-mouth marketing that don’t have a lot of time to spend towards marketing. Our long term goal is to expand beyond our current niche to include national and regional chains, as well as to continue to serve our core business of small to medium sized independent businesses.

Strategy

Initial Strategy will be to spend time targeting small-medium size businesses that have a positive reputation and good product. Advertising campaigns will be geared towards explaining the benefits of Epoxy membership as well as how simple it is to use.
Secondary Strategy will be affiliated marketing strategies that will enable us to expand our reach through these networks and place our brand into larger national chains.

Promotion

We will primarily utilize a multi-faceted approach to initially promote our business to merchants, including but not limited to billboards, direct contact by sales staff, sales videos, and web-based promotion.  Additionally, will also utilize the customer base within the app to help reach our merchants via a word-of-mouth recommendation program the enables users to recommend Epoxy to business owners for a reward.

Pricing

Our pricing is a monthly recurring fee of $50/month and we will not require a contract.

Operational Plan

Development
•Continued Research and Development (Focus Groups of both merchants/app users)
•Design improvements (utilizing Bobby Dragulescu’s skills/services)
•Development (implementing the ideas and feedback into future versions of Epoxy)

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We do not have any trademarks, patents, or other intellectual property.

We plan to rely on trade secrets, technical know-how, and on-going design development to build and maintain our competitive position. We will take security measures to protect our trade secrets, proprietary know-how and technologies, and confidential data and continue to explore further methods of protection. Our policy is to execute confidentiality agreements with our employees and consultants upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to any third parties. These agreements also generally provide that any designs or product development conceived by the individual in the course of rendering services to us shall be our exclusive property.

Research and Development Activities and Costs

Research and Development activities are no applicable to our business model.

Employees

The Company has one employee, who is also an Officer of the Company. Our Officers perform all of the job functions for the Company. The Company has no intention at this time to add employees until it can become a profitable entity. The Company from time to time may retain independent consultants in connection with its operations.

(i) The Company's performance is dependent on the performance of its officers. In particular, the Company's success depends on their ability to develop a business strategy which will be successful for the Company.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

Item 1A. Risk Factors.

Risk Factors Relating to Our Company

RISK FACTORS RELATING TO OUR FINANCIAL CONDITION

1. WE HAVE LIMITED HISTORICAL FINANCIAL INFORMATION UPON WHICH YOU MAY EVALUATE OUR PERFORMANCE.

We have a limited history and we are subject to all risks inherent in a developing business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered by a development stage company. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, that are in our early stages of development. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

2. AS WE HAVE RECOGNIZED LIMITED REVENUES SINCE OUR INCEPTION, THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our financial statements included with this Form 10-K have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2013. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditor’s have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. If we plan to seek additional funds through private placements of our common stock, you may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve sufficient revenues to cover our costs or find financing, then we likely will be forced to cease operations and investors will likely lose their entire investment, investors may lose their entire investment.

3. THE EFFECTS OF WAR, ACTS OF TERRORISM OR NATURAL DISASTERS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

The continued threat of terrorism, heightened security measures and military action in response to acts of terrorism or civil unrest has, at times, disrupted commerce and intensified concerns regarding the United States economy. Any further acts of terrorism or new or extended hostilities may disrupt commerce and undermine consumer confidence, which could negatively impact our sales and results of operations. Similarly, the occurrence of one or more natural disasters, such as hurricanes, fires, floods or earthquakes could result in the closure of one or more of our distribution centers, our corporate headquarters or a significant number of stores or impact one or more of our key suppliers. In addition, these types of events could result in increases in energy prices or a fuel shortage, the temporary or long-term disruption in the supply of product, disruption in the transport of product from overseas, delay in the delivery of product to our factories, our customers or our stores and disruption in our information and communication systems. Accordingly, these types of events could have a material adverse effect on our business and our results of operations.

4. OUR MANAGEMENT CONTROLS A LARGE BLOCK OF OUR COMMON STOCK THAT WILL ALLOW THEM TO CONTROL THE COMPANY.

As of April 15, 2014, our officers and directors owned approximately 65% of our outstanding preferred stock, which provides approximately 45% voting control. As a result, our officers/directors, along with the few of the major shareholders, will have the ability to control substantially all matters submitted to our stockholders for approval including:

a) election of our board of directors;

b) removal of any of our directors;

c) amendment of our Articles of Incorporation or bylaws; and

d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our officers and directors have the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Investors will own a minority percentage of the Company’s common stock and will have minority voting rights. Investors will not have the ability to control either a vote of the Company’s Shareholders or Board of Directors.

RISK FACTORS RELATING TO OUR COMMON STOCK

5. ALTHOUGH OUR STOCK IS QUOTED ON THE OTCQB A LIMITED TRADING MARKET HAS DEVELOPED FOR OUR STOCK AND PURCHASERS OF OUR SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

Although our stock is quoted on the OTCQB, few trades in our stock have taken place, to-date, and an active trading market in our securities may not develop, or if developed, may not be sustained. If no active market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase in our Company. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if no trading develops, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

6. FUTURE SALES OF SHARES BY EXISTING CONTROLLING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE. FURTHER, Certain shares of our common stock are restricted from immediate resale.

If our existing controlling stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2013, we have 168,824,706 common shares issued and outstanding. Our officers/directors own 16 million preferred shares which are convertible on a ratio of 2.5 to 1 into common shares, or 40,000,000 common shares. If in the future, if they decide to sell their shares or if it is perceived that they will be sold, to the extent permitted by the Rules 144 and 701 under the Securities Act, the trading price of our common stock could decline.

The 16 million preferred shares, (which are convertible into 40,000,000 common shares) owned by our officers/directors will be restricted from immediate resale in the public market. The restricted shares are restricted in accordance with Rule 144, which states that if unregistered, restricted securities are to be sold, a minimum of one year must elapse between the later of the date of acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale of those securities in reliance on Rule 144. The Rule 144 restrictive legend remains on the stock until the holder of the stock holds the stock for longer than six months (unless an affiliate) and meets the other requirements of Rule 144 to have the restriction removed. The sale or resale of those shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in the market price of our shares. Such a decline will adversely affect our investors, and make it more difficult for us to raise additional funds through equity offerings in the future.

7. WE HAVE NEVER DECLARED DIVIDENDS ON OUR COMMON STOCK AND DO NOT PLAN TO DO SO IN THE FORESEEABLE FUTURE.

We intend to retain any future earnings to finance the operation and expansion of its business and do not anticipate paying any cash dividends in the foreseeable future. As a result, stockholders will need to sell shares of common stock in order to realize a return on their investment, if any. You should not rely on an investment in our company if you require dividend income. The only possibility of any income to investors would come from any rise in the market price of your stock, which is uncertain and unpredictable.

A holder of common stock will be entitled to receive dividends only when, as, and if declared by the Board of Directors out of funds legally available therefore. We have never issued dividends on our common stock. Our Board of Directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, and other circumstances.

8. HOLDERS OF OUR COMMON STOCK HAVE A RISK OF POTENTIAL DILUTION IF WE ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE.

Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our common stock, the future issuance of additional shares of our common stock would cause immediate, and potentially substantial, dilution to the net tangible book value of those shares of common stock that are issued and outstanding immediately prior to such transaction. Any future decrease in the net tangible book value of our issued and outstanding shares could have a material effect on the market value of the shares.

9. IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD AND AS A RESULT, INVESTORS MAY BE MISLED AND LOSE CONFIDENCE IN OUR FINANCIAL REPORTING AND DISCLOSURES, AND THE PRICE OF OUR COMMON STOCK MAY BE NEGATIVELY AFFECTED.

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. A "significant deficiency" means a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. A "material weakness" is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Failure to provide effective internal controls may cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce accurate, reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls over financial reporting, these deficiencies may negatively impact our business and operations.

10. LOW-PRICED STOCKS MAY AFFECT THE RESELL OF OUR SHARES.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. The Company’s stock is currently quoted on the OTC-Bulletin Board with no trading activity to date; therefore, the stock will has a trading price of less than $5.00 per share and is subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our offices are currently located at 500 N. Rainbow Blvd., Suite 300, Las Vegas, Nevada 89107. Management believes that its current leased facilities are not adequate for its needs and that management is looking for another office location to accommodate its administrative operations on commercially reasonable terms, although there can be no assurances in this regard.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

NeoHydro Technologies Common Stock, $0.001 par value, is quoted on the OTCQB under the stock symbol: NHYT.

There are limited trades of the Company’s stock, there are no assurances that an active market will ever develop for the Company's stock.

Year ended December 31, 2013	High	Low
First Quarter	$0.019	$.0017
Second Quarter	$0.026	$0.005
Third Quarter	$0.063	$0.016
Fourth Quarter	$0.044	$0.0053

Year ended December 31, 2012	High	Low
First Quarter	$0.010	$0.0031
Second Quarter	$0.008	$0.0031
Third Quarter	$0.035	$0.0011
Fourth Quarter	$0.002	$0.0011

(b) Holders of Common Stock

As of April 15, 2014, there were approximately twenty-four (24) holders of record of our Common Stock and 168,824,706 shares issued and outstanding.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

(e) Recent Sales of Unregistered Securities

On July 19, 2013 NeoHydro Technologies Corp. agreed to issue 24,514,319 unregistered shares of its Series A preferred stock to the eight shareholders of Couponz, Inc. in exchange for a one hundred percent (100%) ownership interest of Couponz, Inc.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.  We believe that Section 4(2) is available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale.

Before they received these unregistered securities each shareholder of Couponz, Inc. was known to us and our management, through a pre-existing business relationship, as a long-standing business associate.  We did not engage in any form of general solicitation or general advertising in connection with this transaction.  They were provided access to all material information, which they requested and all information necessary to verify such information and was afforded access to our management in connection with this transaction.  The eight shareholders acquired these securities for investment purposes and not with a view toward distribution, acknowledging such intent to us.  They understood the ramifications of their actions.  The shares of preferred stock issued contain a legend restricting transferability absent registration or applicable exemption.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2013 or December 31, 2012.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

Results of Operations for the years ended December 31, 2013 and 2012

During the fiscal year ended December 31, 2013, the Company has generated $11,705 in revenues.

During the fiscal year ended December 31, 2013, the Company had $30,467 in cash, accounts receivable of $2,330, for total current assets of $32,797 as compared to cash of $492 and $nil in accounts receivable for total current assets of $492  for the year ended December 31, 2012.

During the fiscal year ended December 31, 2013, the Company had total operating expenses of $129,862, as compared to total operating expenses of $121,296 for the same period last year. The increase of $8,566 in operating expenses represented an increase of professional fees of $15,431 and an increase of general and administrative of $19,390.  These increases were partially mitigated by a decrease in software development of $26,255. The net loss for the fiscal ended December 31, 2013 was $125,233 as compared to a net loss of $107,973 for the same period last year.

The Company used net cash in operations of $31,502 and $95,145 during the twelve month period ended December 31, 2013 and 2012, respectively, provided net cash in investing activities of $1,477 during the twelve month period ended December 31, 2013; and generated cash of $60,000 and $74,965 from financing activities during the twelve month periods ended December 31, 2013 and 2012, respectively. The funds generated from financing activities were from the proceeds of the sale of common stock and preferred stock.

Plan of Operation

Management does not believe that the Company will be able to generate any significant profit during the coming year. The Company's need for capital may change dramatically if it can generate additional revenues from its operations. There are no assurances additional capital will be available to the Company on acceptable terms.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future funding might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Going Concern

The Company experienced operating losses of $(285,090) since its inception on November 13, 2007 through the period ended December 31, 2013. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 3.)

Liquidity and Capital Resources

As of December 31, 2013, the Company had total current assets of $32,797, total current liabilities of $165,558. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Management has been seeking outside funding for the Company with little success. The current economic downturn has made it difficult to find new capital sources for the Company. No assurances can be given that any new financing can be obtained to further the Company's business plan. No officer or director received stock options or other non-cash compensation since the Company's inception through December 31, 2013.

Future Financings

We anticipate continuing to rely on loans from one of our officers and/or equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our research and development activities.

Summary of any product research and development that we will perform for the term of our plan of operation.

We do not plan any product research nor development, based on our current business operations.

Expected purchase or sale of property and significant equipment

We do not anticipate the purchase or sale of any property or significant equipment; as such items are not required by us at this time.

 Significant changes in the number of employees

As of April 11, 2014, we had one employees and one officer. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.

Recent Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Neohydro Technologies Corp.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Neohydro Technologies Corp. and its subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for each of the years then in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 15, 2014

NEOHYDRO TECHNOLOGIES CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current
Cash	$30,467	$492
Accounts receivable	2,330	-
Total Current Assets	32,797	492

Trademark and Patent, net	7,695	7,695

Total Assets	$40,492	$8,187

LIABILITIES
Current
Accounts payable and accrued liabilities	64,401	16,250
Loan payable	63,573	-
Derivative liabilities	37,614	-
Total Current Liabilities	165,588	16,250

Convertible notes, net of unamortized discount	19,190	-

Total Liabilities	184,778	16,250

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.00001 par value;
authorized: 35,000,000 Series A Preferred shares, 25,080,985 and 24,514,319 issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	251	245
authorized: 15,000,000 Series B Preferred shares, no shares issued and outstanding as of December 31, 2013 and December 31, 2012	-	-
Common Stock, $0.00001 par value;
authorized: 480,000,000 shares, 168,824,706 and 24,514,319 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	1,688	-
Additional Paid-in Capital	138,865	151,549
Accumulated deficit	(285,090)	(159,857)
Total Stockholders’ Deficit	(144,286)	(8,063)
Total Liabilities and Stockholders’ Deficit	$40,492	$8,187

The accompanying notes are an integral part of these consolidated financial statements

NEOHYDRO TECHNOLOGIES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2013 and 2012

	Years ended
	December 31,
	2013	2012

Revenue	$11,705	$13,323

Operating Expenses
Professional fees	17,784	2,353
Software development expenses	47,399	73,654
General and administrative expenses	64,679	45,289
Total operating expenses	129,862	121,296
Loss from operations	(118,157)	(107,973)

Other Expenses:
Interest expenses	(3,167)	-
Accretion of discount on convertible notes	(3,909)	-
Total other expenses	(7,076)	-

Net loss	$(125,233)	(107,973)

Net loss per share – basic and diluted	$(0.00)	(0.00)

Weighted average shares outstanding – basic and diluted	28,393,968	0

The accompanying notes are an integral part of these consolidated financial statements

NEOHYDRO TECHNOLOGIES CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Shares		Common Stock		Additional	Accumulated	Total Paid-in
	Shares	Par Value	Shares	Par Value	Paid- in Capital	Deficit	Equity
Balance, December 31, 2011	21,356,426	$214	-	$-	$76,615	$(51,884)	$24,945
Shares issued for cash	3,157,893	31			74,934		74,965
Loss for the period						(107,973)	(107,973)
Balance, December 31, 2012	24,514,319	245			151,549	(159,857)	(8,063)
Recapitalization/shares issued as part of reverse merger	233,333	3	167,158,040	1,672	(36,045)		(34,370)
Private placement for preferred shares	333,333	3			9,997		10,000
Private placement for common shares			1,666,666	16	49,984		50,000
Initial derivative liability associated with tainted instruments					(37,614)		(37,614)
Imputed interest					994		994
Loss for the period						(125,233)	(125,233)
Balance, December 31, 2013	25,080,985	$251	168,824,706	$1,688	$138,865	$(285,090)	$(144,286)

The accompanying notes are an integral part of these consolidated financial statements

NEOHYDRO TECHNOLOGIES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2013 and 2012

	Years ended
	December 31,
	2013	2012
Cash flows from Operating Activities
Net loss	$(125,233)	$(107,973)
Adjustments to reconcile net loss to net cash used in operations:
Accretion of discounts on convertible notes	3,909	-
Imputed interest	994	-
Changes in operating assets and liabilities:
Accounts receivables	(2,330)	200
Accrued expenses	(2,791)	-
Accounts payable	93,949	12,628
Net cash used in operating activities	(31,502)	(95,145)

Cash flows from Investing Activities
Cash from acquisition	1,477	-
Costs of trademark and patent	-	(1,572)
Net cash provided by (used in) investing activities	1,477	(1,572)

Cash flows from Financing Activities
Private placement for common shares	50,000	-
Private placement for preferred shares	10,000	74,965
Net cash provided by financing activities	60,000	74,965

Increase (decrease) in cash during the period	29,975	(21,752)
Cash, beginning of period	492	22,244
Cash, end of period	$30,467	$492

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash investing activities:
Initial derivative liability associated with tainted instruments	$37,614	$-
Recapitalization as part of reverse merger	$34,370	$-

The accompanying notes are an integral part of these consolidated financial statements

NEOHYDRO TECHNOLOGIES CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of business and basis of presentation

Organization and nature of business

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

On July 19, 2013, the corporation entered into an agreement to purchase Couponz, Inc. (“Couponz”), a Company incorporated in the State of Nevada.  Under the agreement, the Company had the right to acquire 100% of the ownership of Couponz, Inc. in exchange for the issuance of 24,514,319 shares of preferred stock of the Company and $100,000. The agreement provided for the preferred shares issued to be designated as 1 share of preferred to carry 15 shares of common voting rights and to be convertible into common  shares on the basis of 2.5 shares of common for each 1 share of preferred. Mr. David Gasparine, the sole director of NeoHydro Technologies Corp., is also the controlling shareholder of Couponz, Inc., and, as such, the transaction is considered to be non- arm’s length.  Mr. Gasparine became the controlling shareholder of the Company concurrent with the completion of the transaction.

On November 1, 2013, the Company completed the aforementioned transaction and Couponz, Inc. became a wholly owned subsidiary of the Company.

The business combination was accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of Couponz.  Under reverse acquisition accounting Couponz (subsidiary) is treated as the accounting parent (acquirer) and the Company (parent) is treated as the accounting subsidiary (acquiree). All outstanding shares have been restated to reflect the effect of the business combination.

Couponz Inc. is the developer of Epoxy app, an application or "app" for iPhone iOS and Android operating systems. Epoxy is an innovative smart phone application designed and created to conveniently connect business owners and consumers in order to ease marketing frustrations. The mobile app gives loyal customers the ease of keeping track of rewards and punch cards all in one place while also giving opportunities to review and share businesses with friends. In turn, Epoxy provides businesses the ability to reward customers, share offers, and deliver information about special events with their customers. Epoxy designers are dedicated to providing a superior and easy-to-use product for business owners to reward loyal customers.

Couponz Inc has already filed two patents with the US Patent office. US Patent # 13/168,763 filed June 24th, 2011 and Patent # 13/404,882 filed on Feb 24th, 2012. The first patent (168,763) covers the ability for a mobile application to use the scanning technology within a mobile device to deliver information to our backend and in turn display analytics to the end user (merchants). The second patent (404,882) covers the analytics system of tracking customers who have "shared," the user who has received the "share" and if that user actually redeemed the "share" within the business.

Note 2 - Summary of Significant Accounting Policies

Principal of Consolidation

These consolidated financial statements include the accounts of Neohydro Technologies Corp. and its wholly-owned subsidiary, Couponz, Inc.  All intercompany balances and transactions have been eliminated in consolidation.

NEOHYDRO TECHNOLOGIES CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate stock-based compensation, derivative liabilities, debt discounts and common stock issued for assets, services or in settlement of obligations.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to five year estimated useful lives of the assets.

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design.  Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. As of December 31, 2013, all capitalized software costs related to the development of the application were expensed because technological feasibility was established.

Trademark and Patent (Intangible assets)

Trademark and patent are recorded at cost. Amortization on trademark and patent are determined by their economic life.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when customers are invoiced for their monthly membership fee.  Participants in the program pay a monthly subscription fee per retail location, at the start of each month, which amount is immediately recorded as revenue.  A notice period of 30 days is required to terminate any services with no refunds payable.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the years ended December 31, 2013 and 2012, there was no impairment of long-lived assets.

NEOHYDRO TECHNOLOGIES CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

Allowance for Doubtful Accounts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We do not generally require collateral for our accounts receivable. Our allowance for doubtful accounts was $0 as of December 31, 2013 and 2012.

 Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, payables, and due to related party. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Stock based compensation

We account for stock based compensation in accordance with ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. For stock-based awards granted on or after January 1, 2006, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. In prior years, we accounted for stock-based awards under APB No. 25, “Accounting for Stock Issued to Employees.” We account for non-employee share-based awards in accordance with ASC 505-50.

Loss per Common Share

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

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

NEOHYDRO TECHNOLOGIES CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Going Concern

At December 31, 2013 and 2012, the Company had net losses of $125,233 and $107,973, respectively. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2014 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 4 – Business Combination

On July 19, 2013, the corporation entered into an agreement to purchase Couponz, Inc. (“Couponz”), a Company incorporated in the State of Nevada.  Under the agreement, the Company had the right to acquire 100% of the ownership of Couponz, Inc. in exchange  for the issuance of  24,514,319 shares of preferred stock of the Company and $100,000. The agreement provided for the preferred shares issued to be designated as 1 share of preferred to carry 15 shares of common voting rights and to be convertible to common shares on the basis of 2.5 shares of common for each 1 share of preferred. Mr. David Gasparine, the sole director of NeoHydro Technologies Corp., is also the controlling shareholder of Couponz, Inc., and, as such, the transaction is considered to be non- arm’s length.  Mr. Gasparine became the controlling shareholder of the Company concurrent with the completion of the transaction.

On November 1, 2013, the Company completed the aforementioned transaction and Couponz, Inc. became a wholly owned subsidiary of the Company.

Pursuant to the terms and conditions of the acquisition agreement, we acquired 100% of the issued capital stock, 24,514,319 common shares, of Couponz in exchange for 24,514,319 shares of preferred stock of the Company and $100,000.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed relative to the Parent company operations, at the business combination transaction date:

Cash and cash equivalents	$1,477
Advances to Couponz	101,114
Total identifiable assets	$102,591

Accounts payable and accrued liabilities	$58,107
Loan payable	63,573
Convertible notes, net of unamortized discount	15,281
Total identifiable liabilities	$136,961

Net identifiable assets	$(34,370)

Note 5- Fair Value Measurements

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

NEOHYDRO TECHNOLOGIES CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Fair Value Measurements (continued)

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level of input that is significant to the fair value measurement of the instrument.

The following table provides a summary of the fair value of our derivative liabilities as of December 31, 2013 and December 31, 2012:
	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of December 31, 2013:
Liabilities
Stock derivative: 5,877,169shares	$-	$-	$37,614

As of December 31, 2012:
Liabilities
Stock derivative	$-	$-	$-

Note 6- Intangible asset

Couponz Inc has filed two patents with the US Patent office. US Patent # 13/168,763 filed June 24th, 2011 and Patent # 13/404,882 filed on Feb 24th, 2012. The first patent (168,763) covers the ability for a mobile application to use the scanning technology within a mobile device to deliver information to our backend and in turn display analytics to the end user (merchants). The second patent (404,882) covers the analytics system of tracking customers who have "shared," the user who has received the "share" and if that user actually redeemed the "share" within the business.

Analytics System and Method for Monitoring Consumer Interaction with Merchant Promotional Activities Application Serial No. 13/168,763 was abandoned on March 27, 2013.

Analytics System and Method for Monitoring and Facilitating Promotion Distribution Application Serial No. 13/404,882 was pending awaiting examination.
.
Capitalized costs for the aforementioned patents as at December 31, 2013 totaled $7,695.

Note 7  - Loans Payable

At December 31, 2013, the Company is indebted to unrelated third parties in the amount of $51,573 (December 31, 2012 - $nil).  The loan is non-interest bearing and is due on demand.

At December 31, 2013, the Company is indebted to a shareholder totaling $5,000. The loan is due on August 8, 2014 and bears interest at 10%.  During the year ended December 31, 2013, the company recorded imputed interest of $994 (2012 - $nil).

At December 31, 2013, the Company is indebted to a unrelated third party in the amount of $7,000 (December 31, 210- $nil). The loan is non-interest bearing and due on demand.

NEOHYDRO TECHNOLOGIES CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8 -  Convertible Notes

a	)
On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $25,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000.  At December 31, 2013 , the carrying values of the convertible debenture and accrued convertible interest thereon were $3,942 and $2,733, respectively.

b	)
On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $25,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000.  As at December 31, 2013, the carrying values of the convertible debenture and accrued convertible interest thereon were $3,942 and $2,733, respectively.

c	)
On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $40,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $40,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $40,000.  As at December 31, 2013, the carrying values of the convertible debenture and accrued convertible interest thereon were $6,308 and $4,373, respectively.

d	)
On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $35,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $35,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $35,000.  As at December 31, 2013, the carrying values of the convertible debenture and accrued convertible interest thereon were $4,998 and $3,826, respectively.

These convertible notes were assumed in the business combination (see note 4).

The Company analyzed the conversion feature of above Convertible Notes for derivative accounting consideration under FASB ASC 470 and determined that the conversion feature did not create embedded derivatives.

NEOHYDRO TECHNOLOGIES CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9- Equity

(1)	Preferred stock

We are authorized to issue 35,000,000 Series A Convertible Preferred stock with $0.00001 par value. The preferred shares issued are designated as each share of preferred to carry 15 shares of common voting rights and to be convertible to common shares on the basis of 2.5 shares of common for each 1 share of preferred.

We are authorized to issue 15,000,000 Series B Convertible Preferred stock with $0.00001 par value.

On July 19, 2013, we entered into an acquisition agreement with Couponz, Inc. (“Couponz”).  Under the term of the acquisition agreement, the Company acquired all of the issued and outstanding shares of Couponz in exchange for the issuance of 24,514,319 shares of Series A Convertible Preferred of the Company. On November 1, 2013, the Company completed this transaction.

During the year ended December 31, 2013, the Company issued a further 333,333 shares of Series A Convertible Preferred from private placements in the amount of $10,000.  The Company also had 233,333 preferred shares issued as part of the reverse merger transaction.  The Company also agreed to issue a one-year warrant entitling the holder to acquire an additional 533,333 preferred shares at the rate of $0.03 per share.

As of December 31, 2013, the total issued and outstanding shares of Series A Convertible Preferred Stock totaled 25,080,985.

(2)	Common stock

We are authorized to issue 480,000,000 shares of common stock with $0.00001 par value.

During the year ended December 31, 2013, the Company accepted stock subscriptions for 1,666,666 shares of common stock at $0.03 per share for cash proceeds of $50,000 from a single subscriber.

The Company also agreed to issue 2-year warrants entitling the holder to acquire an additional 2,449,999 and 566,667 shares of common stock at an exercise price of $0.30 and $0.03 per share respectively.

The Company also had 167,158,040 common shares issued as part of the reverse merger transaction.

Note 10 - Share Purchase Warrants

As at December 31, 2013, the following common share purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2012	-	-
Granted	3,016,666	0.25
Forfeited/Canceled	-
Exercised	-	-
Outstanding – December 31, 2013	3,016,666	0.25
Exercisable – December 31, 2013	3,016,666	0.25

The intrinsic value of these warrants was $0 at December 31, 2013.

During the year ended December 31, 2013, the Company issued a 2-year warrant entitling the holder to acquire an additional 50,000 shares of common stock at an exercise price of $0.30 per share as part of a share subscription agreement described above in Note 9.

NEOHYDRO TECHNOLOGIES CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Share Purchase Warrants (continued)

During the year ended December 31, 2013, the Company issued a 2-year warrant entitling the holders to acquire an additional 2,966,666 shares of common stock at an exercise price of $0.30 per share as part of a share subscription agreement described above in Note 9.

As of December 31, 2013, the following preferred share purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2012	-	-
Granted	533,333	0.03
Forfeited/Canceled	-	-
Exercised	-	-
Outstanding – December 31, 2013	533,333	0.03
Exercisable – December 31, 2013	533,333	0.03

The intrinsic value of these warrants was $0 at December 31, 2013.

During the period ended December 31, 2013 the Company agreed to issue a one-year warrant entitling the holder to acquire an additional 533,333 preferred shares of Series A Convertible Preferred at the rate of $0.03 per share as part of a share subscription agreement described above in Note 9.

Note 11 - Derivative Liabilities

As of December 31, 2013, we have determined that we currently have (i) the following shares of common stock issued, and (ii) outstanding instruments which are convertible into the shares of common stock indicated below in connection with warrants, convertible notes and preferred shares previously issued by the Company or agreements with the Company:

168,824,706	Common Stock Issued and Outstanding

3,016,667	Common Shares exercised from warrants (3,016,666 warrants outstanding)
250,000,000	Common Shares convertible from convertible notes ($125,000 converted at $0.0005 per share )
62,702,463	Common Shares convertible from Preferred Series A (25,080,985 shares outstanding)
1,333,333	Common Shares convertible from Preferred Series A warrants (533,333 warratns outstanding)
485,877,169	Total Common Shares Outstanding and Accounted For/Reserved

Accordingly, given the fact that the Company currently has 480,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 5,877,169 shares if all of the financial instruments described in the table above were exercised or converted into shares of common stock. 5,877,169 of these shares were in excess of the authorized shares and were accounted for as a derivative liability. The fair value of these 5,877,169 common shares was determined to be $37,614 as of December 31, 2013 using the closing price of Neohydro’s common stock.

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 470-20 and have accordingly classified these shares as temporary equity in the consolidated balance sheets.

NEOHYDRO TECHNOLOGIES CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Commitments

On June 17, 2013, the Company entered into a Funding Agreement whereby an investor agreed to purchase $100,000 worth of shares of common stock of the Company at $0.03 per share within 90 days (which may be extended by consent of both parties to 120 days) and receive a 2-year warrant for an additional $100,000 worth of shares at $0.30 per share. As of December 31, 2013, the Company has received $72,000 under the Funding Agreement towards the committed purchase value.

On July 16, 2013 the Company entered into a second Funding Agreement whereby an investor agreed to purchase $17,000 worth of shares of common stock of the Company at $0.03 per share and receive a 2-year warrant for an additional $17,000 worth of shares at $0.03 per share. As of December 31, 2013, the Company has received $17,000 under the Funding Agreement but had not yet issued the shares.

Note 13 – Related Party Transactions

The Company’s office services and office space are provided without charge by the sole officer of the Company.

Note 14 – Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2013 and 2012, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $271,089 at December 31, 2013, and will begin to expire in the year 2031.

The Company had deferred income tax assets as of December 31, 2013, and 2012 as follows:

	December 31, 2013	December 31, 2012
Loss carryforwards	$92,170	$51.932
Less - valuation allowance	(92,170)	(51.932)
Total net deferred tax assets	$-	$-

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2013.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year ending December 31, 2013 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

•
 Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures

•	Limited or no segregation of duties

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended December 31, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to appoint an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

Item 9B. Other Information.

None.

PART III

Item 10. Director, Executive Officer and Corporate Governance.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms. Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current director and executive officer.

Name	Age	Position & Offices Held Appointed On

David Gasparine	34	President, CFO, Director February 13, 2013
John Harney	38	Director September 10,2013
Jason Waywod	34	Director September 10,2013

All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified. Directors currently receive no fees for services provided in that capacity. The officers of the Company are elected annually and serve at the discretion of the Board of Directors.

Set forth below is a brief description of the background and business experience of our sole officer and directors.

David Gasparine, President, CFO, Director

Dave Gasparine. Mr. Gasparine started Couponz, Inc in April 2011 from scratch and with a plan to provide an easy to use tool that alleviated the frustrations he experienced while he was operating his other small businesses, Tropical Smoothie Café. Mr. Gasparine owned and operated two Tropical Smoothie Café locations in the greater Las Vegas area from February 2007 to April 2011. Mr. Gasparine held several customer relation positions at the Bellagio, a 5 diamond Las Vegas Resort and Casino from November 1998 to June 2007. Mr. Gasparine’s positions included Senior Valet Attendant and Limo driver; catering to the hotels elite clients. From 2003 to 2007, Mr. Gasparine attended the College of Southern Nevada (CSN) completing an Associates degree of Liberals Arts. Additionally, he attended the University of Las Vegas (UNLV) Engineering program.

JasonWoywod, Director

Jason Woywod  has deep roots in the hospitality industry with his father running some of Las Vegas' largest casinos since the 1960's. After receiving his bachelors in 2002 and masters degrees in 2006 from UNLV, Woywod worked up the ranks and is credited with record-breaking revenue increases and national expansions. These accomplishments led him to his current position as CEO and managing partner with Executive Gaming where he oversees all aspects of the day-to-day operations of several properties throughout Nevada. Born into the business, his years of experience and knowledge have provided him the ability to play an instrumental role in expanding the Executive Gaming brand.
Recently, Woywod has discovered his passion for the tech industry. He is currently utilizing his extensive background in the gaming industry to develop new concepts and trends in technology. Woywod believes that the merging of his experience and technology can help lead to successful platforms and is excited to bring this experience and knowledge to the Epoxy brand. When he's with his family, Woywod enjoys traveling, hiking and skiing. He's a Junior Olympic Swimming Champion and has won several Triathlon gold medals.

John Harney, Director

John Harney has worked with, at, or owned, several businesses with success. He spent five years working backstage at Cirque du Soleil’s Mystere, as well as doing production and stage work for several other shows, movies, television and commercials. In 1999 Mr. Harney attended the Las Vegas Metropolitan Police Academy. In his 14+ years with the department, Harney has accrued a list of accomplishments including several high priority operations as a detective. In 2005 he promoted to the rank of Sergeant. He was quickly selected to operate as a detective sergeant with a clandestine operating unit. Aside from managing several high priority cases, resulting in large seizures and statistics, to include being recognized by a 3 star General of the U.S. Air Force for achievement, Harney was responsible for writing and implementing policy, preparing briefs and testifying before the county commission regarding laws and enforcement related to contemporary issues. Harney was a liaison between the agency and the water district during the implementation of the prescription drug disposal sites related to their "pain in the drain" program to lower the amount of pollutants in our water supply. He continues to mentor future leaders for the agency, using those skills he learned from leadership training seminars, management training and practical application with great success. During the past 6 years, Harney has worked as a real estate sales professional, achieving recognized levels of success with the companies he's worked for. In 2006, Harney opened a franchise quick service restaurant with his current business partner, Dave Gasparine.

Board of Directors

Our board of directors currently consists of three members. Our directors serve one-year terms.

Audit Committee

The company does not presently have an Audit Committee. The sole member of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

Committees and Procedures

1. The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

2. The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

3. The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

4. The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

5. The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

6. The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

7. There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

8. The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

Code of Ethics

We have not adopted a Code of Ethics for the Board and any salaried employees.

 Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to NeoHydro Technologies Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the NeoHydro Technologies shares, unless the transaction is approved by NeoHydro Technologies's Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of NeoHydro Technologies

Item 11. Executive Compensation

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the year ended December 31, 2013, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during the year end December 31, 2013. The foregoing persons are collectively referred to herein as the "Named Executive Officers." Compensation information is shown for fiscal years 2013 and 2012.

NeoHydro Technologies Summary Compensation Table

		Year ending	Salary	Bonus	Awards	Compensation	Total
Name	Principal Position	December 31	($)	($)	($)	($)	($)

David Gasparine Appointed 02/13/13	President, Director	2013	0	0	0	0	0

Jason Woywod Appointed 09/10/13	Director	2013	0	0	0	0	0

John Harney Appointed 09/10/13	Director	2013	0	0	0	0	0

Claudio Lai Appointed 9/27/2011 Resigned 2/13/2013	President, Treasurer, Secretary and Director	2013 2012	0 0	0 0	0 0	0 0	0 0

Michael R. Kulcheski Resigned as President, Secretary and Treasurer 9/27/2011 and as Director 5/3/2012	President, Treasurer, Secretary and Director	2012	0	0	0	0	0

 We do not maintain key-man life insurance for our executive officers/directors. At this time, we do not have any long-term compensation plans, stock option plans or employment agreements with our executive officers/directors.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through fiscal year end December 31, 2013.

Outstanding Equity Awards at 2013 Fiscal Year-End

We did not have any outstanding equity awards as of December 31, 2013 or December 31, 2012.

 Option Exercises for Fiscal 2013

There were no options exercised by our named executive officers in fiscal 2013 or 2012.

Potential Payments Upon Termination or Change in Control

We have not entered into any compensatory plans or arrangements with respect to our named executive officers, which would in any way result in payments to such officer(s) because of their resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in their responsibilities following a change in control.

Director Compensation

Our directors were not paid any compensation during the fiscal year ending December 31, 2013 or December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on April 11, 2014 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the U. S. Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60-days after December 16, 2013 pursuant to options, warrants, conversion privileges or other right.

The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the U. S. Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of NeoHydro Technologies's common stock.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	% of Ownership

Series A Preferred	David Gasparine, President, Secretary, Treasurer and Director	16,000,000	65.27%

	All Directors and Officers as a group (1 person)	16,000,000	65.27%

(1) (2)The 16,000,000 Series A Preferred Shares issued to Mr. Gasparine give him a total of 240,000,000 votes out of a possible 533,072,825 votes, or 45.02% of the vote in the Corporation.

We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There were no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 and to which any related person had or will have a direct or indirect material interest.

Our officer and director, Mr. David Gasparine, can be considered a promoter of the Company in consideration of his participation and managing of the business of the Company.

 Item 14. Principal Accountant Fees and Services.

Malone Bailey, LLP served as our principal independent public accountants for reporting fiscal years ending December 31, 2013 and GBH CPAs, P.C. served as our principal independent public auditors for the year ended December 31, 2012. Aggregate fees billed to us for the years ended December 31, 2013 and December 31, 2012 for audit fees were as follows:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

(1) Audit Fees (1)	$16,000	$16,000
(2) Audit-Related Fees	nil	nil
(3) Tax Fees	nil	nil
(4) All Other Fees	nil	Nil

Total fees paid or accrued to our principal auditor

(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

(2) Other fees include fees billed for services performed related to due diligence services rendered related to the potential acquisition of several Japanese businesses.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Seale and Beers, CPAs for the proposed services. In the fiscal year ending December 31, 2013, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

PART IV

Item 15. Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation		S-1	3.1	03/18/08
3.2	By-laws as currently in effect		S-1	3.2	03/18/08

23.1	Consent of Malone Bailey, LLP of December 31, 2013 financial statements	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive and Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
101	Interactive Data Files*

*To be filed by Amendment. Pursuant to Rule 406T of Regulation S-T, interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Las Vegas, Nevada.

NeoHydro Technologies Corp.
Registrant

Date: April 15, 2014	By:	/s/David Gasparine
Name: David Gasparine
Title: Principal Executive Officer, Principal Financial Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Gasparine	Director, President, CFO (Principal Executive Officer) (Principal Financial Officer)	April 15, 2014
name: David Gasparine

/s/ Jason Woywod	Director	April 15, 2014
name: Jason Woywod

/s/John Harney	Director	April 15, 2014
name: John Harney