Form 10-Q
period 2014-03-31
Neohydro Technologies Corp.
filed 2014-05-20
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-53669
Commission File Number

NEOHYDRO TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500N. Rainbow Blvd. Suite 300, Las Vegas, Nevada	89107
(Address of principal executive offices)	(Zip Code)

(310) -698-0728
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

168,824,706 shares of common stock outstanding as of May 19, 2014
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

NEOHYDRO TECHNOLOGIES CORP.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEOHYDRO TECHNOLOGIES CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current
Cash	$1,325	$30,467
Accounts receivable	1,080	2,330
Total Current Assets	2,405	32,797

Trademark and Patent, net	7,695	7,695

Total Assets	$10,100	$40,492

LIABILITIES
Current
Accounts payable and accrued liabilities	66,174	64,401
Loan payable	62,224	63,573
Derivative liabilities	20,816	23,790
Total Current Liabilities	149,214	151,764

Convertible notes, net of unamortized discount	25,922	19,190

Total Liabilities	175,136	170,954

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.00001 par value;
authorized: 35,000,000 Series A Preferred shares, 25,080,985 issued and outstanding as of March 31, 2014 and December 31, 2013	251	251
authorized: 15,000,000 Series B Preferred shares, no shares issued and outstanding as of March 31, 2014 and December 31, 2013	-	-
Common Stock, $0.00001 par value;
authorized: 480,000,000 shares, 168,824,706 shares issued and outstanding as of March 31, 2014 and December 31, 2013	1,688	1,688
Additional Paid-in Capital	154,182	152,689
Accumulated deficit	(321,157)	(285,090)
Total Stockholders’ Deficit	(165,036)	(130,462)
Total Liabilities and Stockholders’ Deficit	$10,100	$40,492

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEOHYDRO TECHNOLOGIES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three month ended
	March 31,
	2014	2013

Revenue	$4,385	$2,374

Operating Expenses
Professional fees	16,818	306
Software development expenses	7,715	22,534
Consulting fee	-	4,390
General and administrative expenses	7,461	19,095
Total operating expenses	31,994	46,325
Loss from operations	(27,609)	(43,951)

Other Income (Expenses):
Gain on change in fair value of derivative liabilities	2,974	-
Interest expenses	(4,700)	-
Accretion of discount on convertible notes	(6,732)	-
Total other expenses	(8,458)	-

Net loss	$(36,067)	(43,951)

Net loss per share – basic and diluted	$(0.00)	(0.00)

Weighted average shares outstanding – basic and diluted	168,824,706	24,514,319

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEOHYDRO TECHNOLOGIES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Month ended
	March 31,
	2014	2013
Cash flows from Operating Activities
Net loss	$(36,067)	$(43,951)
Adjustments to reconcile net loss to net cash used in operations:
Gain on change in fair value of derivative liabilities	(2,974)
Accretion of discounts on convertible notes	6,732	-
Imputed interest	1,493	-
Foreign exchange in loan payable	(1,349)
Changes in operating assets and liabilities:
Accounts receivables	1,250	(400)
Accrued expenses	3,208	-
Accounts payable	(1,435)	(16,250)
Net cash used in operating activities	(29,142)	(60,601)

Cash flows from Financing Activities
Proceeds from loan payable	-	69,198
Net cash provided by financing activities	-	69,198

Increase (decrease) in cash during the period	(29,142)	8,597
Cash, beginning of period	30,467	492
Cash, end of period	$1,325	$9,089

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,942	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEOHYDRO TECHNOLOGIES CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on April 15, 2014.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Note 2 – Going Concern

At March 31, 2014 and 2013, the Company had net losses of $36,067 and $43,951, respectively. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2014 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NEOHYDRO TECHNOLOGIES CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 – Correction of an error:

During the preparation of the quarterly report for the period ended March 31, 2014, the Company discovered an immaterial error related to its December 31, 2013 balance sheet. The error related to the valuation of an embedded derivative liability, in which the derivative liability was calculated using the wrong number of shares exceeding our authorized (see Note 7). The resulting error totaled $13,824. Pursuant to the Securities and Exchange Commission’s SAB Topic 108, the company has corrected this error in the accompanying December 31, 2013 balance sheet.

The following table reflects the amounts originally reported and as adjusted for each major caption of the balance sheet:

	December 31, 2013 (As Adjusted)	December 31, 2013 (Original)
Consolidated Balance Sheets:
Derivative liabilities	$23,790	$37,614
Total Liabilities	$170,954	$184,778
Additional paid in capital	$152,689	$138,865
Total stockholders' deficit	$(130,462)	$(144,286)
Total liabilities and stockholders' deficit	$40,492	$40,492

Note 4- Fair Value Measurements

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

NEOHYDRO TECHNOLOGIES CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4- Fair Value Measurements (Continued)

The following table provides a summary of the fair value of our derivative liabilities as of March 31, 2014 and December 31, 2013:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of March 31, 2014:
Liabilities
Embedded derivative	$-	$-	$20,816

As of December 31, 2013:
Liabilities
Embedded derivative	$-	$-	$23,790

Note 5- Loans Payable

At March 31, 2014, the Company is indebted to unrelated third parties for $62,224 (December 31, 2013 - $63,573). The loan is non-interest bearing and is due on demand. During the three months ended March 31, 2014, the Company recorded imputed interest of $1,493

Note 6- Convertible Notes

a)
On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $25,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000.  At March 31, 2014, the carrying values of the convertible debenture and accrued convertible interest thereon were $5,363 and $3,349, respectively.

b)
On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $25,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000.  As at March 31, 2014, the carrying values of the convertible debenture and accrued convertible interest thereon were $5,363 and $3,349, respectively.

c)
On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $40,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $40,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $40,000.  As at March 31, 2014, the carrying values of the convertible debenture and accrued convertible interest thereon were $8,582 and $5,359, respectively.

NEOHYDRO TECHNOLOGIES CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6- Convertible Notes (continued)

d)
On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $35,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $35,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $35,000.  As at March 31, 2014, the carrying values of the convertible debenture and accrued convertible interest thereon were $6,614 and $4,689, respectively.

The Company analyzed the conversion feature of above Convertible Notes for derivative accounting consideration under FASB ASC 470 and determined that the conversion feature did not create embedded derivatives.

 Note 7 - Derivative Liabilities

As of March 31, 2014, we have determined that we currently have (i) the following shares of common stock issued, and (ii) outstanding instruments which are convertible into the shares of common stock indicated below in connection with warrants, convertible notes and preferred shares previously issued by the Company or agreements with the Company:

168,824,706	Common Stock Issued and Outstanding

856,667	Common Shares exercised from warrants (856,667 warrants outstanding)
250,000,000	Common Shares convertible from convertible notes ($125,000 converted at $0.0005 per share )
62,702,463	Common Shares convertible from Preferred Series A (25,080,985 shares outstanding)
1,333,333	Common Shares convertible from Preferred Series A warrants (533,333 warrants outstanding)
483,717,169	Total Common Shares Outstanding and Accounted For/Reserved

Accordingly, given the fact that the Company currently has 480,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 3,717,168 shares if all of the financial instruments described in the table above were exercised or converted into shares of common stock. 3,717,168 of these shares were in excess of the authorized shares and were accounted for as a derivative liability. The fair value of these 3,717,168 common shares was determined to be $20,816 and $23,790 as of March 31, 2014 and December 31, 2013 using the closing price of Neohydro’s common stock.

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 470-20 and have accordingly classified these shares as temporary equity in the consolidated balance sheets.

Note 8 - Commitments

On June 17, 2013, the Company entered into a Funding Agreement whereby an investor agreed to purchase $100,000 worth of shares of common stock of the Company at $0.03 per share within 90 days (which may be extended by consent of both parties to 120 days) and receive a 2-year warrant for an additional $100,000 worth of shares at $0.30 per share. As of March 31, 2014, the Company has received $72,000 under the Funding Agreement towards the committed purchase value.

On July 16, 2013 the Company entered into a second Funding Agreement whereby an investor agreed to purchase $17,000 worth of shares of common stock of the Company at $0.03 per share and receive a 2-year warrant for an additional $17,000 worth of shares at $0.03 per share. As of March 31, 2014, the Company had received $17,000 under the Funding Agreement but had not yet issued the shares.

Note 9 – Subsequent events

On April 30, 2014 the Company received the final $28,000 installment in respect of a funding agreement entered into on June 17, 2013 (ref: Note 8).  As at the date of this report, the shares have not yet been issued.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on April 15, 2014, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Neohydro Technologies Corp. and its wholly owned subsidiary Couponz, Inc.

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

RESULTS OF OPERATIONS

The business combination was accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of Couponz.  Under reverse acquisition accounting Couponz (subsidiary) is treated as the accounting parent (acquirer) and the Company (parent) is treated as the accounting subsidiary (acquiree). All outstanding shares have been restated to reflect the effect of the business combination.  The historical financial statements (prior to November 1, 2013) in the consolidated financial statements are those of Couponz.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013.

Our net loss for the three-month period ended March 31, 2014 and the three-month period ended March 31, 2013 is as follow:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Revenue	$4,385	$2,374

Operating expenses
Professional fees	16,818	306
Software development expenses	7,715	22,534
Consulting fee	-	4,390
General and administrative	7,461	19,095
Total other operating expenses	31,994	46,325
Loss from operations	(27,609)	(43,951)

Other Income (Expenses):
Gain on change in fair value of derivative liabilities	2,974	-
Interest expenses	(4,700)	-
Accretion of discount on convertible notes	(6,732)	-
Total other expenses	(8,458)	-

Net loss	$(36,067)	$(43,951)

Liquidity and Financial Condition

Working Capital
	At March 31, 2014	At December 31, 2013
Current Assets	$2,405	$32,797
Current Liabilities	$149,214	$151,764
Working Capital (Deficit)	$(146,809)	$(118,967)

Cash Flows

	Three Month Periods Ended
	March 31, 2014	March 31, 2013
Net cash used in operating activities	$(29,142)	$(60,601)
Net cash provided by financing activities	$-	$69,198
Net decrease in cash during period	$(29,142)	$8,597

Operating Activities

Net cash used in operating activities was $29,142 for the three month period ended March 31, 2014 compared with cash used in operating activities of $60,601 in the same period in 2013. The decrease in cash used in operating activities is predominantly  attributable to a reduction in amounts expended on software development and for general and administrative expenses.

Investing Activities

There were no investing activities during the three months ended March 31, 2014 and March 31, 2013.

Financing Activities

Net cash provided by financing activities was $nil for the three month period ended March 31, 2014 compared to $69,198 of cash provided in the same period in 2013.

Going Concern

We do not have sufficient funds to operate. Future operating activities are expected to be funded by loans from our officers and directors, the exercise of outstanding warrants or new loans or equity financing opportunities. We have no assurance that future financing will be available to us in the future on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Our Company has generated $4,385 (2014) and $2,374 (2013) in revenue in the respective three month periods ended March 31, which amounts are not sufficient to cover our ongoing quarterly operating expenses. We have never paid dividends and it is unlikely we will generate sufficient earnings in the immediate or foreseeable future to meet our operational overhead. The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2014, we had a working capital deficit of $146,809 and have accumulated losses of $321,157 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The financial statements included herein do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our Company be unable to continue as a going concern.

We estimate that in the next twelve months we will require a minimum of $100,000 of which we will expend approximately $25,000 for operations of the Company in regard to the filing of reports with the requisite regulatory authorities and $75,000 as required with respect the operations of our recently acquired wholly-owned subsidiary, Couponz, Inc., including salaries and any ongoing software development expenses.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On April 30, 2014 the Company received the final $28,000 installment in respect of a funding agreement entered into on June17, 2013 (ref: Note 10 of the financial statements included herein).  As at the date of this report, the shares have not yet been issued.

ITEM 6. EXHIBITS

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

NEOHYRDO TECHNOLOGIES CORP.

Date: May 20, 2014	By:	/s/ David Gasparine
David Gasparine
Chief Executive Officer (Principal Executive Officer), Treasurer, (Principal Financial Officer) Secretary, and Director