Form 10-Q
period 2014-06-30
Epoxy, Inc.
filed 2014-08-14
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-53669
Commission File Number

EPOXY, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500N. Rainbow Blvd. Suite 300, Las Vegas, Nevada	89107
(Address of principal executive offices)	(Zip Code)

702-350-2449
(Registrant’s telephone number, including area code)

NEOHYDRO TECHNOLOGIES CORP
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

169,758,040 shares of common stock outstanding as of August 14, 2014
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

EPOXY, INC.

EPOXY, INC.
(FORMERLY NEOHYDRO TECHNOLOGIES CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EPOXY, INC.
(FORMERLY NEOHYDRO TECHNOLOGIES CORP.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current
Cash	$544	$30,467
Accounts receivable	1,080	2,330
Total Current Assets	1,624	32,797

Trademark and Patent, net	7,695	7,695

Total Assets	$9,319	$40,492

LIABILITIES
Current
Accounts payable and accrued liabilities	88,117	64,401
Loan payable	63,085	63,573
Derivative liabilities	51,708	23,790
Total Current Liabilities	202,910	151,764

Convertible notes, net of unamortized discount	33,863	19,190

Total Liabilities	236,773	170,954

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.00001 par value;
authorized: 35,000,000 Series A Preferred shares, 25,080,985 issued and outstanding as of June 30, 2014 and December 31, 2013	251	251
authorized: 15,000,000 Series B Preferred shares, no shares issued and outstanding as of June 30, 2014 and December 31, 2013	-	-
Common Stock, $0.00001 par value;
authorized: 480,000,000 shares, 169,758,040 and 168,824,707 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1,697	1,688
Additional Paid-in Capital	172,475	152,689
Accumulated deficit	(401,877)	(285,090)
Total Stockholders’ Deficit	(227,454)	(130,462)
Total Liabilities and Stockholders’ Deficit	$9,319	$40,492

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
(FORMERLY NEOHYDRO TECHNOLOGIES CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three month ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$3,349	$2,916	$7,734	$5,290

Operating Expenses
Professional fees	19,128	522	27,964	828
Software development expenses	6,461	6,204	14,176	28,738
Consulting fee	14,973	6,058	22,955	10,448
General and administrative expenses	11,131	19,221	18,592	38,316
Total operating expenses	51,693	32,005	83,687	78,330
Loss from operations	(48,344)	(29,089)	(75,953)	(73,040)

Other Income (Expenses):
Loss on change in fair value of derivative liabilities	(19,701)	-	(16,727)	-
Interest expenses	(4,735)	-	(9,435)	-
Accretion of discount on convertible notes	(7,940)	-	(14,672)	-
Total other expenses	(32,376)	-	(40,834)	-

Net loss	$(80,720)	(29,089)	$(116,787)	$(73,040)

Net loss per share – basic and diluted	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	169,450,348	24,514,319	169,139,256	24,514,319

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
(FORMERLY NEOHYDRO TECHNOLOGIES CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Month ended
	June 30,
	2014	2013
Cash flows from Operating Activities
Net loss	$(116,787)	$(73,040)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of trademark and patent	-	689
Loss on change in fair value of derivative liabilities	16,727	-
Accretion of discounts on convertible notes	14,672	-
Imputed interest	2,986	-
Foreign exchange in loan payable	(488)	-

Changes in operating assets and liabilities:
Accounts receivables	1,250	(1,250)
Accrued expenses	16,583	-
Accounts payable	7,134	(7,572)
Net cash used in operating activities	(57,923)	(81,173)

Cash flows from Financing Activities
Proceeds from sale of common stock	28,000	-
Proceeds from loan payable	-	83,198
Net cash provided by financing activities	28,000	83,198

Increase (decrease) in cash during the period	(29,923)	2,025
Cash, beginning of period	30,467	492
Cash, end of period	$544	$2,517

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,986	$-
Income taxes	$-	$-

Non-Cash Transactions
Shares and warrants reclassified as derivative liability	$11,191		$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
(FORMERLY NEOHYDRO TECHNOLOGIES CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Description of business and basis of presentation

Organization and nature of business

Neohydro Technologies Corp. (the “Company”) was incorporated in the State of Nevada on November 13, 2007 as Rioridge Resources Corp. On July 22, 2008, the Company changed its name to Neohydro Technologies Corp.

On August 1, 2014, the Company’s name changed from NeoHydro Technologies Corp. to Epoxy, Inc.  in regard to actions taken on May 23, 2014, when the Board of Directors of the Company (the “Board”) approved, and recommended to the Majority Stockholders that they approve the Name Change. On May 27, 2014, the Majority Stockholders approved the Name Change by written consent in lieu of a meeting, in accordance with Nevada law. On August 4, 2014, the Company submitted the Name Change to FINRA for their review and approval, as well as the approval of a symbol change from NHYT to EPXY.   The Company filed an amendment to our Articles of Incorporation with the Secretary of State of Nevada changing our name to Epoxy, Inc. effective on August 1, 2014.

The Company, through its wholly owned subsidiary, Couponz, Inc.,  is the developer of Epoxy app, an application or "app" for iPhone iOS and Android operating systems. Epoxy is an innovative smart phone application designed and created to conveniently connect business owners and consumers in order to ease marketing frustrations. The mobile app gives loyal customers the ease of keeping track of rewards and punch cards all in one place while also giving opportunities to review and share businesses with friends. In turn, Epoxy provides businesses the ability to reward customers, share offers, and deliver information about special events with their customers.

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended June 30, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on April 15, 2014.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Note 2 – Going Concern

At June 30, 2014 and 2013, the Company had net losses of $116,787 and $73,040, respectively. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2014 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

EPOXY, INC.
(FORMERLY NEOHYDRO TECHNOLOGIES CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 – Correction of an error

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

The following table provides a summary of the fair value of our derivative liabilities as of June 30, 2014 and December 31, 2013:
	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of June 30, 2014:
Liabilities
Embedded derivative	$-	$-	$51,708

As of December 31, 2013:
Liabilities
Embedded derivative	$-	$-	$23,790

EPOXY, INC.
(FORMERLY NEOHYDRO TECHNOLOGIES CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Loans Payable

At June 30, 2014, the Company is indebted to unrelated third parties for $63,085 (December 31, 2013 - $63,573). The loan is non-interest bearing and is due on demand. During the six months ended June 30, 2014, the Company recorded imputed interest of $2,986.

Note 6- Convertible Notes

a)
On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $25,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000. At June 30, 2014, the carrying values of the convertible debenture and accrued convertible interest thereon were $7,057 and $3,973, respectively.

b)
On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $25,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000. As at June 30, 2014, the carrying values of the convertible debenture and accrued convertible interest thereon were $7,057 and $3,973, respectively.

c)
On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $40,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $40,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $40,000. As at June 30, 2014, the carrying values of the convertible debenture and accrued convertible interest thereon were $11,292 and $5,337, respectively.

d)
On November 27, 2012, the Company entered into a convertible loan agreement. The Company received $35,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $35,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $35,000. As at June 30, 2014, the carrying values of the convertible debenture and accrued convertible interest thereon were $8,457 and $5,562, respectively.

The Company analyzed the conversion feature of above Convertible Notes for derivative accounting consideration under FASB ASC 470 and determined that the conversion feature did not create embedded derivatives.

EPOXY, INC.
(FORMERLY NEOHYDRO TECHNOLOGIES CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Common stock

On April 30, 2014, the Company the Company received the final $28,000 installment in respect of a funding agreement entered into on June 17, 2013 (ref: Note 10) for a total of $100,000.  The Company accepted a subscription for 933,333 shares of common stock at $0.03 per share for cash proceeds of $28,000 and the Company also agreed to issue a 2-year warrant entitling the holder to acquire an additional 93,333 and shares of common stock at an exercise price of $0.30 per share.

Note 8 - Share Purchase Warrants

During the six month period ended June 30, 2014 the Company issued a 2-year warrant entitling the holders to acquire an additional 93,333 shares of common stock at an exercise price of $0.30 per share as part of Funding Agreement described below in Note 10.

As June 30, 2014, the following share purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2013	856,667	0.12
Granted	93,333	0.30
Forfeited/Canceled	-	-
Exercised	-	-
Outstanding – June 30, 2014	950,000	0.14
Exercisable – June 30, 2014	950,000	0.14

The intrinsic value of these warrants was $0 at June 30, 2014.

Note 9- Derivative Liabilities

As of June 30, 2014, we have determined that we currently have (i) the following shares of common stock issued, and (ii) outstanding instruments which are convertible into the shares of common stock indicated below in connection with warrants, convertible notes and preferred shares previously issued by the Company or agreements with the Company:

169,758,040	Common Stock Issued and Outstanding

950,000	Common Shares exercised from warrants (950,000 warrants outstanding)
250,000,000	Common Shares convertible from convertible notes ($125,000 converted at $0.0005 per share )
62,702,463	Common Shares convertible from Preferred Series A (25,080,985 shares outstanding)
1,333,333	Common Shares convertible from Preferred Series A warrants (533,333 warrants outstanding)
484,743,836	Total Common Shares Outstanding and Accounted For/Reserved

Accordingly, given the fact that the Company currently has 480,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 4,743,836 shares (December 31, 2013 – 3,717,168 shares) if all of the financial instruments described in the table above were exercised or converted into shares of common stock. At June 30, 2014, 4,743,836 of these shares were in excess of the authorized shares and were accounted for as a derivative liability. The fair value of these 4,743,836 common shares was determined to be $51,708 ($23,790 as to 3,717,168 shares as of December 31, 2013) using the closing price of Epoxy’s common stock.

EPOXY, INC.
(FORMERLY NEOHYDRO TECHNOLOGIES CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9- Derivative Liabilities (continued)

	Exceed number of authorized shares	Derivate Liabilities

Balance, December 31, 2013	3,717,169	$23,790
Add: Common shares issued	933,334	10,174
Common shares for exercise underlying warrants	93,333	1,017
Change in fair value of derivative liabilities	-	16,727
Balance: June 30, 2014	4,743,836	$51,708

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 470-20 and have accordingly classified these shares as equity in the consolidated balance sheets.

Note 10 - Commitments

On June 17, 2013, the Company entered into a Funding Agreement whereby an investor agreed to purchase $100,000 worth of shares of common stock of the Company at $0.03 per share within 90 days (which may be extended by consent of both parties to 120 days) and receive a 2-year warrant for an additional $100,000 worth of shares at $0.30 per share. As of June 30, 2014, the Company has received a total of $100,000 under the Funding Agreement towards the committed purchase value, but not yet issued the shares.

On July 16, 2013 the Company entered into a second Funding Agreement whereby an investor agreed to purchase $17,000 worth of shares of common stock of the Company at $0.03 per share and receive a 2-year warrant for an additional $17,000 worth of shares at $0.03 per share. As of June 30, 2014, the Company had received $17,000 under the Funding Agreement but has not yet issued the shares.

Note 11 – Subsequent events

During the month of July 2014 the Company entered into 5% one-year promissory notes for a total of $20,000 with arm’s length third parties.

On August 1, 2014 the Company successfully amended the terms of certain convertible loan agreements with four (4) investors for a total of $125,000 due and payable on November 27, 2015 (ref: Note 6).  Under the amended terms, a total of $125,000 originally available for conversion into a total of 250,000,000 shares of common stock at $0.0005 per share has been amended to reflect a price of $0.005 per share for a total of 25,000,000 shares of common stock, if converted.

On August 8, 2014 the Company entered into an Agency Agreement (the “Agreement”) with Carter, Terry & Company (“C&T”) where under C&T will act as the Company’s exclusive Financial Advisor, Investment Bank and Placement Agent, on a "best efforts" basis for an initial period of 30 days, and then reverting to a non-exclusive financial advisor for the next twelve consecutive (12) months.  Under the terms of the Agreement, C&T will receive 500,000, fully paid for and earned, restricted shares of the Compnay’s common stock.  In addition, in respect of any introductions that result in financing for the Company C&T shall receive fees as follows:

EPOXY, INC.
(FORMERLY NEOHYDRO TECHNOLOGIES CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 – Subsequent events (continued)

a.	10% of the amount for any equity or hybrid equity capital raised up to $2,000,000
b.	8% of the amount for any equity or hybrid equity capital raised up to $5,000,000
c.	6% of the amount for any equity or hybrid equity capital raised over $5,000,000

And;

    an amount of restricted shares equal to 4% of capital raised divided by the closing price of the stock on the date of close.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on April 15, 2014, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Epoxy, Inc. (formerly Neohydro Technologies Corp.) and its wholly owned subsidiary Couponz, Inc.

Current Business

On July 19, 2013, the Company entered into an agreement to purchase Couponz, Inc. (“Couponz”), a company incorporated in the State of Nevada.  Under the agreement, the Company had the right to acquire 100% of the ownership of Couponz, Inc. in exchange for the issuance of 24,514,319 shares of preferred stock of the Company and $100,000. The agreement provided for the preferred shares issued to be designated as 1 share of preferred to carry 15 shares of common voting rights and to be convertible into common  shares on the basis of 2.5 shares of common for each 1 share of preferred. Mr. David Gasparine, the sole director of Epoxy Inc. (formerly NeoHydro Technologies Corp.), is also the controlling shareholder of Couponz, Inc., and, as such, the transaction is considered to be non-arm’s length.  Mr. Gasparine became the controlling shareholder of the Company concurrent with the completion of the transaction.

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

We plan to expand geographically in stages. By the close of December 2015, we expect to grow beyond the Las Vegas market into the rest of the Southwestern United States. We have already begun this process with expansion into Southern California. Within two to three years (December 2016), we plan to expand into the Midwest, and within five years (December 2019) we plan to expand nationally. As we experience each stage of growth, we plan to increase our staff primarily through commission-based sales people, as opposed to salaried or hourly wage employees, thus minimizing the financial burden of each stage of expansion. We believe that this plan for expansion will also minimize the need for additional outside financing, as we plan to fund our growth primarily through the growth of our paying customer base.

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

RESULTS OF OPERATIONS

The aforementioned business combination was accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of Couponz.  Under reverse acquisition accounting Couponz (subsidiary) is treated as the accounting parent (acquirer) and the Company (parent) is treated as the accounting subsidiary (acquiree). All outstanding shares have been restated to reflect the effect of the business combination.  The historical financial statements (prior to November 1, 2013) in the consolidated financial statements are those of Couponz.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013.

Our net loss for the three-month period ended June 30, 2014 and June 30, 2013 is as follows:

	Three months ended
	June 30,
	2014	2013

Revenue	$3,349	$2,916

Operating Expenses
Professional fees	19,128	522
Software development expenses	6,461	6,204
Consulting fee	14,973	6,058
General and administrative expenses	11,131	19,221
Total operating expenses	51,693	32,005
Loss from operations	(48,344)	(29,089)

Other Income (Expenses):
Loss on change in fair value of derivative liabilities	(19,701)	-
Interest expenses	(4,735)	-
Accretion of discount on convertible notes	(7,940)	-
Total other expenses	(32,376)	-

Net loss	$(80,720)	(29,089)

During the comparative three month periods ended June 30, 2014 and 2013 the Company reported revenues of $3,349 and $2,916 respectively.  The Company experienced an increase to professional fees and consulting fees during the most recent three months ended June 30, 2014 as we expanded our customer identification and cultivation plans to include increased marketing and advertising efforts, requiring more time from our key management and consultants.  We also undertook a name change to better reflect our current business operation. In addition, we experienced a decrease period over period in general and administrative fees as a result of a reduction in fees paid for investor relations activities.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013.

Our net loss for the six-month periods ended June 30, 2014 and June 30, 2013 is as follows:

	Six months ended
	June 30,
	2014	2013

Revenue	$7,734	$5,290

Operating Expenses
Professional fees	27,964	828
Software development expenses	14,176	28,738
Consulting fee	22,955	10,448
General and administrative expenses	18,592	38,316
Total operating expenses	83,687	78,330
Loss from operations	(75,953)	(73,040)

Other Income (Expenses):
Loss on change in fair value of derivative liabilities	(16,727)	-
Interest expenses	(9,435)	-
Accretion of discount on convertible notes	(14,672)	-
Total other expenses	(40,834)	-

Net loss	$(116,787)	$(73,040)

During the comparative six month periods ended June 30, 2014 and 2013 the Company reported revenues of $7,734 and $5,290 respectively.  The Company experienced a substantial increase to professional fees and consulting fees during the most recent six months ended June 30, 2014 as we expanded our customer identification and cultivation plans to include increased marketing and advertising efforts, requiring more time from our key management and consultants.  We also undertook a name change to better reflect our current business operation. In addition, we experienced a decrease period over period in software development expenses as our application platform is now fully developed and requires only updates and maintenance.  Our general and administrative fees were also substantially reduced as a result of a reduction in fees paid for investor relations activities

Liquidity and Financial Condition

Working Capital
	At June 30, 2014	At December 31, 2013
Current Assets	$1,624	$32,797
Current Liabilities	$202,910	$151,764
Working Capital (Deficit)	$(201,286)	$(118,967)

Cash Flows

Cash Flows
	Six Month Periods Ended
	June 30, 2014	June 30, 2013
Net cash used in operating activities	$(57,923)	$(81,173)
Net cash provided by financing activities	$28,000	$83,198
Net increase (decrease) in cash during period	$(29,923)	$2,025

Operating Activities

Net cash used in operating activities was $57,923 for the six month period ended June 30, 2014 compared with cash used in operating activities of $81,173 in the same period in 2013. The decrease in cash used in operating activities is predominantly attributable to various non-cash reconciliation adjustments including accretion of debt discount on convertible notes and the change in the fair value of our derivative liabilities, as well as increases to accounts payable and accrued expenses period over period as we were not able to retire our obligations as they became due.

Investing Activities

There were no investing activities during the six months ended June 30, 2014 and 2013.

Financing Activities

Net cash provided by financing activities was $28,000 for the six month period ended June 30, 2014 compared to $83,198 of cash provided in the same period in 2013.

Going Concern

We do not have sufficient funds to operate. Future operating activities are expected to be funded by loans from our officers and directors, the exercise of outstanding warrants or new loans and equity financing opportunities. We have no assurance that future financing will be available to us in the future on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Our Company has generated $7,734 (2014) and $5,290 (2013) in revenue in the respective six month periods ended June 30, which amounts are not sufficient to cover our ongoing quarterly operating expenses. We have never paid dividends and it is unlikely we will generate sufficient earnings in the immediate or foreseeable future to meet our operational overhead. The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2014, we had a working capital deficit of $201,286 and have accumulated losses of $401,877 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The financial statements included herein do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our Company be unable to continue as a going concern.

We estimate that in the next twelve months we will require a minimum of $100,000 of which we will expend approximately $50,000 for operations of the Company in regard to the filing of reports with the requisite regulatory authorities and $50,000 as required with respect the operations of our recently acquired wholly-owned subsidiary, Couponz, Inc., including salaries and any ongoing software development expenses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2014, the Company the Company received the final $28,000 installment in respect of a funding agreement entered into on June 17, 2013 (ref: Note 10 of the financial statements contained herein) for a total of $100,000.  The Company accepted a subscription for 933,333 shares of common stock at $0.03 per share for cash proceeds of $28,000 and the Company also agreed to issue a 2-year warrant entitling the holder to acquire an additional 93,333 and shares of common stock at an exercise price of $0.30 per share. As at the date of this report the shares have not yet been issued.

The shares of Common Stock referenced above will be issued in reliance upon the exemption from securities registration afforded by the provisions of Regulation S of the Securities Act of 1933, as amended, (“Securities Act”), as promulgated by the U.S. Securities and Exchange Commission under the Securities Act. Our reliance upon the exemption under Rule 903 of Regulation S of the Securities Act was based on the fact that the sales of the securities were completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. The investor was not a US person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a US person.

On August 8, 2014 the Company entered into an Agency Agreement with Carter, Terry & Company where under the Company is required to issue 500,000 shares of restricted stock.  As at the date of this report the shares have not yet been issued.

The Company will claim an exemption from the registration requirements of the Securities Act of 1933, as amended, for the issuance of shares to Carter, Terry & Company pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On August 8, 2014 the Company entered into an Agency Agreement (the “Agreement”) with Carter, Terry & Company (“C&T”) where under C&T will act as the Company’s exclusive Financial Advisor, Investment Bank and Placement Agent, on a "best efforts" basis for an initial period of 30 days, and then reverting to a non-exclusive financial advisor for the next twelve consecutive (12) months.  Under the terms of the Agreement, C&T will receive 500,000, fully paid for and earned, restricted shares of the Compnay’s common stock.  In addition, in respect of any introductions that result in financing for the Company C&T shall receive fees as follows:

a.	10% of the amount for any equity or hybrid equity capital raised up to $2,000,000
b.	8% of the amount for any equity or hybrid equity capital raised up to $5,000,000
c.	6% of the amount for any equity or hybrid equity capital raised over $5,000,000

And;

       an amount of restricted shares equal to 4% of capital raised divided by the closing price of the stock on the date of close.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation		S-1	3.1	03/18/08
3.2	By-laws as currently in effect		S-1	3.2	03/18/08
10.1	Agency Agreement with Carter, Terry & Company executed August 8, 2014	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive and Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EPOXY, INC. (FORMERLY NEOHYRDO TECHNOLOGIES CORP.)

Date: August 14, 2014	By:	/s/ David Gasparine
	Name:	David Gasparine
	Title:	Chief Executive Officer (Principal Executive Officer), Treasurer, (Principal Financial Officer) Secretary, and Director