Form 10-Q
period 2014-09-30
Epoxy, Inc.
filed 2014-11-19
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

176,594,122 shares of common stock outstanding as of November 19, 2014
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

EPOXY, INC.

EPOXY, INC.
(FORMERLY NEOHYDRO TECHNOLOGIES CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Unaudited Consolidated Balance Sheets as of September 30, 2014 and December 31,2013	F-1
Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013	F-2
Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-11

EPOXY, INC.
(FORMERLY NEOHYDRO TECHNOLOGIES CORP.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current
Cash	$132,238	$30,467
Accounts receivable	880	2,330
Total Current Assets	133,118	32,797

Trademark and Patent, net	7,695	7,695

Total Assets	$140,813	$40,492

LIABILITIES
Current
Accounts payable and accrued liabilities	75,252	64,401
Loan payable	32,000	63,573
Convertible notes, net of unamortized discount	27,833	-
Derivative liabilities	790,961	23,790
Total Current Liabilities	926,046	151,764

Convertible notes, net of unamortized discount	2,329	19,190

Total Liabilities	928,375	170,954

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.00001 par value;
authorized: 35,000,000 Series A Preferred shares, 25,080,985 issued and outstanding as of September 30, 2014 and December 31, 2013	251	251
authorized: 15,000,000 Series B Preferred shares, no shares issued and outstanding as of September 30, 2014 and December 31, 2013	-	-
Common Stock, $0.00001 par value;
authorized: 480,000,000 shares, 173,094,122 and 168,824,707 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	1,731	1,688
Additional Paid-in Capital	(312,470)	152,689
Accumulated deficit	(477,074)	(285,090)
Total Stockholders’ Deficit	(787,562)	(130,462)
Total Liabilities and Stockholders’ Deficit	$140,813	$40,492

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
(FORMERLY NEOHYDRO TECHNOLOGIES CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three month ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$10,632	$6,600	$18,366	$11,800

Operating Expenses
Professional fees	16,559	-	44,523	6,972
Software development expenses	9,960	13,327	24,136	32,307
Consulting fee	29,741	12	52,696	10,460
Financing costs	54,750	-	54,750	-
General and administrative expenses	18,662	2,128	37,254	28,262
Total operating expenses	129,672	15,467	213,359	78,001
Loss from operations	(119,040)	(8,867)	(194,993)	(66,201)

Other Income (Expenses):
Gain (Loss) on change in fair value of derivative liabilities	198,268	-	181,541	-
Loss on extinguishment of debt	(88,185)	-	(88,185)	-
Loss on debt settlement	(32,619)	-	(32,619)	-
Interest expenses	(6,006)	-	(15,441)	-
Accretion of discount on convertible notes	(27,615)	-	(42,287)	-
Total other expenses	43,843	-	3,009	-

Net loss	$(75,197)	(8,867)	$(191,984)	$(66,201)

Net loss per share – basic and diluted	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	171,206,155	24,514,319	169,835,793	24,514,319

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
(FORMERLY NEOHYDRO TECHNOLOGIES CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended
	September 30,
	2014	2013
Cash flows from Operating Activities
Net loss	$(191,984)	$(66,201)
Adjustments to reconcile net loss to net cash used in operations:
Shares issued for financing costs	24,000	-
Loss on extinguishment of debt	88,185	-
Loss on debt settlement	32,619	-
(Gain)/loss on change in fair value of derivative liabilities	(181,541)	-
Accretion of discounts on convertible notes	42,287	-
Imputed interest	3,905	-
Foreign exchange in loan payable	(1,001)	-
Changes in operating assets and liabilities:
Accounts receivables	1,450	(1,500)
Accounts payable	10,851	(13,499)
Net cash used in operating activities	(171,229)	(81,200)

Cash flows from Financing Activities
Proceeds from sale of common stock	28,000	-
Proceeds from convertible notes	225,000
Proceeds from loan payable	20,000	81,532
Net cash provided by financing activities	273,000	81,532

Increase (decrease) in cash during the period	101,771	332
Cash, beginning of period	30,467	492
Cash, end of period	$132,238	$824

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,986	$-
Income taxes	$-	$-

Non-Cash Transactions
Shares and warrants reclassified as derivative liability	$40,517	$-
Debt discount on convertible debt due to beneficial conversion feature	125,000	-
Debt discount due to derivative	219,500	-
Derivative liability due to tainting of amended convertible notes	769,729	-
Shares issued for the settlement of debt	83,192	-

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on April 15, 2014.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Note 2 – Going Concern

At September 30, 2014 and 2013, the Company had net losses of $191,984 and $66,201, respectively. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2014 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

Note 3 – Correction of an error (continued)

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

The following table provides a summary of the fair value of our derivative liabilities as of September 30, 2014 and December 31, 2013:
	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of September 30, 2014:
Liabilities
Embedded derivative	$-	$-	$790,961

As of December 31, 2013:
Liabilities
Embedded derivative	$-	$-	$23,790

Note 5- Loans Payable

During the month of July 2014 the Company entered into 5% one-year promissory notes for a total of $20,000 with arm’s length third parties.

At September 30, 2014, the Company is indebted to related third parties for $20,000 (December 31, 2013 - $nil).

On August 22, 2014, the Company settled the unrelated third party debt in the amount of $50,572 (including USD$26,650 and CAD$26,075) by way of the issuance of 2,528,600 shares of the Company’s common stock at $0.02 per share. The fair market value per share of the Company’s common stock was $0.0329. The Company recognized loss on the debt settlement in the amount of $32,619.

At September 30, 2014, the Company is indebted to unrelated third parties for $12,000 (December 31, 2013 - $63,573 (including USD$38,650 and CAD$26,075)). The loan is non-interest bearing and is due on demand. During the nine months ended September 30, 2014, the Company recorded imputed interest of $3,905.

Note 6- Convertible Notes

(1)	Convertible notes due on November 27, 2015:

On November 27, 2012, the Company entered into certain convertible loan agreements with four (4) investors. The Company received a total of $125,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $125,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debentures up to its face value of total of $125,000.

On August 1, 2014 the Company successfully amended the terms of certain convertible loan agreements with four (4) investors for a total of $125,000 due and payable on November 27, 2015 (ref: Note 6).  Under the amended terms, a total of $125,000 originally available for conversion into a total of 250,000,000 shares of common stock at $0.0005 per share has been amended to reflect a price of $0.005 per share for a total of 25,000,000 shares of common stock, if converted. The Company determined that the amended qualified as a substantial modification under ASC 470-60.

The Company analyzed the conversion feature of above Convertible Notes for derivative accounting consideration under FASB ASC 470 and determined that the conversion feature did not create embedded derivatives.

The Company analyzed the above amendment under ASC 470-60 and concluded that the amendment to the conversion terms qualified as a substantial modification and as such the unamortized discount of $88,183 was recorded as loss on extinguishment of debt. The Company recalculated the intrinsic value of the embedded beneficial conversion feature of $125,000 this has been recorded at the discount on the convertible note.  The carrying value will be accreted over the term of the convertible debentures up to its face value of total of $125,000.

Note 6- Convertible Notes (continued)

The carrying value of certain convertible notes is as follows:
	December 31, 2013	August 1, 2014	August 1, 2014 Recalculation	September 30, 2014
Face value of certain convertible notes	$125,000	$125,000	$125,000	$125,000
Less: unamortized discount	(105,810)	(88,183)	(125,000)	(122,671)
Carrying value	$19,190	36,817	$-	$2,329

As at September 30, 2014, the carrying values of the convertible debenture and accrued convertible interest thereon were $2,329 and $23,014, respectively.

(2)	Convertible note due on August 22, 2015 and Convertible note due on April 16, 2015

On August 22, 2014, the Company entered into a convertible loan agreements with an investor (the “CN#1”). The Company received a total of $125,000 which bears interest at 8% per annum and is due on August 22, 2015. Interest shall accrue from the advancement date and shall be payable on August 22, 2015. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price equal to 52% of the lowest trading price of the Common Stock as reported on the OTCQB exchange for the twelve (12) prior trading days including the day upon which a Notice of Conversion is received by the Company.

On September 17, 2014, the Company entered into a convertible loan agreements with an investor (the “CN#2). The Company received a total of $100,000 which bears interest at 10% per annum and is due on April 16, 2015. Interest shall accrue from the advancement date and shall be payable on April 16, 2015. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of the lower of (1) a 50% discount to the average of the three lowest daily trading prices for the previous twenty (20) trading days to the date of conversion; or (2) a 50% discount to the average of the three lowest daily trading prices for the previous twenty (20) trading days before the date that this note was executed.

In our evaluation of the financing arrangement, we concluded that the conversion features were not afforded the exemption as a conventional convertible instrument and it did not otherwise meet the conditions set forth in current accounting standards for equity classification. Accordingly, they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities. (See footnote 9 for derivative disclosure)

Additionally, the Company evaluated the convertible notes in note 6 (1) above and concluded that these are tainted due to the variable conversion rate of the above the convertible notes and as such they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities. (See footnote 9 for derivative disclosure)

	Commitment Date	September 30, 2014
Expected dividends	0	0
Expected volatility	218.59 ~ 219.26%	215.76%
Expect term	0.59 ~ 1 years	0.54~0.89 years
Risk free interest rate	0.10%	0.03 ~ 0.11%

Amortization of the discount over the three month and nine month  period ended September 30, 2014 were $25,170 and $25,170 (September 30, 2013 - $nil), which amount has been recorded as interest expense and is reflected on the Company’s balance sheet as Convertible Note Liabilities, Net.  The unamortized discount of $194,330 associated with CN#1 and CN#2 will be expensed in future periods.

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

On August 8, 2014 the Company agreed to issue 500,000 fully paid for and earned restricted shares of the Company’s common stock under an agent agreement with Carter, Terry & Company (“C&T”). The Company recorded $15,000 as financing costs, which was the fair market value of the shares on the agreement date.

On August 22, 2014, the Company settled certain unrelated third party debt in the amount of $50,572 by way of the issuance of 2,528,600 shares of the Company’s common stock at $0.02 per share with a fair value of $83,192. The Company recognized loss on the debt settlement in the amount of $32,629.

During the period ended September 30, 2014 the Company  agreed to issue a total of 307,482 restricted shares of the Company’s common stock under an agent agreement with C&T, which equal to the 4% of $225,000 capital raised divided by the closing price of the stock on the date of close.

Note 8 - Share Purchase Warrants

During the nine month period ended September 30, 2014 the Company issued a 2-year warrant entitling the holders to acquire an additional 93,333 shares of common stock at an exercise price of $0.30 per share as part of Funding Agreement described below in Note 10.

As September 30, 2014, the following share purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2013	856,667	0.12
Granted	93,333	0.30
Forfeited/Canceled	-	-
Exercised	-	-
Outstanding – September 30, 2014	950,000	0.14
Exercisable – September 30, 2014	950,000	0.14

The intrinsic value of these warrants was $0 at September 30, 2014.

Note 9- Derivative Liabilities

(1)	Derivative liabilities from exceed authorized shares of common stock

As of June 30, 2014, accordingly, given the fact that the Company currently has 480,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 4,743,836 shares (December 31, 2013 – 3,717,169 shares) if all of the financial instruments described in the table above were exercised or converted into shares of common stock. At June 30, 2014, 4,743,836 of these shares were in excess of the authorized shares and were accounted for as a derivative liability. The fair value of these 4,743,836 common shares was determined to be $51,708 ($23,790 as to 3,717,168 shares as of December 31, 2013) using the closing price of Epoxy’s common stock.

On August 1, 2014 the Company successfully amended the terms of certain convertible loan agreements with four (4) investors for a total of $125,000 due and payable on November 27, 2015 (ref: Note 6).  Under the amended terms, a total of $125,000 originally available for conversion into a total of 250,000,000 shares of common stock at $0.0005 per share has been amended to reflect a price of $0.005 per share for a total of 25,000,000 shares of common stock, if converted. As such a total of $40,517 was reclassified from derivative liability to additional paid in capital. On August 22, 2014, the Company entered into a convertible loan agreement with an investor (the “CN#1”) see below (1) which the Company concluded that these are tainted due to the variable conversion rate of the below convertible notes and as such they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities.

(2)	Derivative liabilities from convertible notes

On August 22, 2014, the Company entered into a convertible loan agreements with an investor (the “CN#1”). The Company received a total of $125,000 which bears interest at 8% per annum and is due on August 22, 2015. Interest shall accrue from the advancement date and shall be payable on August 22, 2015. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price equal to 52% of the lowest trading price of the Common Stock as reported on the OTCQB exchange for the twelve (12) prior trading days including the day upon which a Notice of Conversion is received by the Company.

On September 17, 2014, the Company entered into a convertible loan agreements with an investor (the “CN#2). The Company received a total of $100,000 which bears interest at 10% per annum and is due on April 16, 2015. Interest shall accrue from the advancement date and shall be payable on April 16, 2015. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of the lower of (1) a 50% discount to the average of the three lowest daily trading prices for the previous twenty (20) trading days to the date of conversion; or (2) a 50% discount to the average of the three lowest daily trading prices for the previous twenty (20) trading days before the date that this note was executed.

Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. Derivative financial instruments are carried initially and subsequently at their fair values.

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Black-Scholes Merton valuation technique, adjusted for the effect of dilution, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value complex compound derivate instruments.

Note 9- Derivative Liabilities (continued)

As a result of the application of ASC No. 815 in period ended September 30, 2014 and issue dates of August 22, 2014 and September 17, 2014; the fair value of the conversion feature is summarized as follows:

Balance at December 31, 2013	23,790
Debt discount	219,500
Derivative addition due to the tainting of convertible notes	769,729
Reclass of derivative to additional paid in capital	(40,517)
September 30, 2014 gain on change in fair value	(181,541)
Balance at September 30, 2014	790,961

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2014 and commitment date (August 22, 2014 and September 17, 2014):

	Commitment Date	September 30, 2014
Expected dividends	0	0
Expected volatility	218.59 ~ 219.26%	215.76%
Expect term	0.59 ~ 1 years	0.54~0.89 years
Risk free interest rate	0.10%	0.03 ~ 0.11%

Note 10 - Commitments

On June 17, 2013, the Company entered into a Funding Agreement whereby an investor agreed to purchase $100,000 worth of shares of common stock of the Company at $0.03 per share within 90 days (which may be extended by consent of both parties to 120 days) and receive a 2-year warrant for an additional $100,000 worth of shares at $0.30 per share. As of September 30, 2014, the Company has received a total of $100,000 under the Funding Agreement towards the committed purchase value, and issued the shares subequent to September 30, 2014.

On July 16, 2013 the Company entered into a second Funding Agreement whereby an investor agreed to purchase $17,000 worth of shares of common stock of the Company at $0.03 per share and receive a 2-year warrant for an additional $17,000 worth of shares at $0.03 per share. As of September 30, 2014, the Company had received $17,000 under the Funding Agreement and issued the shares subsequent to September 30, 2014.

Note 10 - Commitments (continued)

On August 8, 2014 the Company entered into an Agency Agreement (the “Agreement”) with Carter, Terry & Company (“C&T”) where under C&T will act as the Company’s exclusive Financial Advisor, Investment Bank and Placement Agent, on a "best efforts" basis for an initial period of 30 days, and then reverting to a non-exclusive financial advisor for the next twelve consecutive (12) months.  Under the terms of the Agreement, C&T will receive 500,000, fully paid for and earned restricted shares of the Company’s common stock, which shares were issued subsequent to September 30, 2014. In addition, in respect of any introductions those results in financing for the Company C&T shall receive fees as follows:

a.	10% of the amount for any equity or hybrid equity capital raised up to $2,000,000
b.	8% of the amount for any equity or hybrid equity capital raised up to $5,000,000
c.	6% of the amount for any equity or hybrid equity capital raised over $5,000,000

And;
an amount of restricted shares equal to 4% of capital raised divided by the closing price of the stock on the date of close.

On August 22, 2014 and September 17, 2014 the Company raised $125,000 and $100,000, respectively, under two convertible notes and paid to C&T cash consideration of $22,500 as financing costs and issued 307,482 shares of the Company’s common stock subsequent to September 30, 2014 in consideration of $9,000 as financing costs.

Note 11 – Subsequent events

On October 17, 2014 the Company’s Board of Directors approved a 2014 Stock Option and Award Plan. Under the Stock Option and Award Plan, the Company granted Mr. Woywod, director of the Company, 500,000 stock awards and Mr. Harney, director of the Company, 3,000,000 stock awards, all of which were fully vested on the date of issue.  The Company also  granted Mr. Woywod 500,000 incentive  stock options at an exercise price of $0.03 per share for a term of 2 years form the date of grant, which options also vested immediately.

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

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013.

Our net loss for the three-month period ended September 30, 2014 and September 30, 2013 is as follows:

	Three month ended
	September 30,
	2014	2013

Revenue	$10,632	$6,600

Operating Expenses
Professional fees	16,559	-
Software development expenses	9,960	13,327
Consulting fee	29,741	12
Financing costs	54,750	-
General and administrative expenses	18,662	2,128
Total operating expenses	129,672	15,467
Loss from operations	(119,040)	(8,867)

Other Income (Expenses):
Gain on change in fair value of derivative liabilities	198,268	-
Loss on extinguishment of debt	(88,185)	-
Loss on debt settlement	(32,619)	-
Interest expenses	(6,006)	-
Accretion of discount on convertible notes	(27,615)	-
Total other expenses	43,843	-

Net loss	$(75,197)	(8,867)

During the comparative three month periods ended September 30, 2014 and 2013 the Company reported revenues of $10,632 and $6,600 respectively.  The Company experienced an increase to professional fees and consulting fees during the most recent three months ended September 30, 2014 as we expanded our customer identification and cultivation plans to include increased marketing and advertising efforts, requiring more time from our key management and consultants.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013.

Our net loss for the nine month periods ended September 30, 2014 and September 30, 2013 is as follows:

	Nine months ended
	September 30,
	2014	2013

Revenue	$18,366	$11,800

Operating Expenses
Professional fees	44,523	6,972
Software development expenses	24,136	32,307
Consulting fee	52,696	10,460
Financing costs	54,750	-
General and administrative expenses	37,254	28,262
Total operating expenses	213,359	78,001
Loss from operations	(194,993)	(66,201)

Other Income (Expenses):
Gain on change in fair value of derivative liabilities	181,541	-
Loss on extinguishment of debt	(88,185)	-
Loss on debt settlement	(32,619)	-
Interest expenses	(15,441)	-
Accretion of discount on convertible notes	(42,287)	-
Total other expenses	3,009	-

Net loss	$(191,984)	$(66,201)

During the comparative nine month periods ended September 30, 2014 and 2013 the Company reported revenues of $18,366 and $11,800 respectively.  The Company experienced a substantial increase to professional fees and consulting fees during the most recent nine months ended September 30, 2014 as we expanded our customer identification and cultivation plans to include increased marketing and advertising efforts, requiring more time from our key management and consultants.  We also undertook a name change to better reflect our current business operation. In addition, we experienced a decrease period over period in software development expenses as our application platform is now fully developed and requires only updates and maintenance.

Liquidity and Financial Condition

Working Capital
	At September 30, 2014	At December 31, 2013
Current Assets	$133,118	$32,797
Current Liabilities	$926,046	$151,764
Working Capital (Deficit)	$(792,928)	$(118,967)

Cash Flows

Cash Flows
	Nine Month Periods Ended
	September 30, 2014	September 30, 2013
Net cash used in operating activities	$(171,229)	$(81,200)
Net cash provided by financing activities	$273,000	$81,532
Net increase (decrease) in cash during period	$101,771	$332

Operating Activities

Net cash used in operating activities was $171,229 for the nine month period ended September 30, 2014 compared with cash used in operating activities of $81,200 in the same period in 2013. The increase in cash used in operating activities is predominantly attributable to various non-cash reconciliation adjustments including accretion of debt discount on convertible notes and the change in the fair value of our derivative liabilities, as well as increases to accounts payable and accrued expenses period over period as we were not able to retire our obligations as they became due.

Investing Activities

There were no investing activities during the nine months ended September 30, 2014 and 2013.

Financing Activities

Net cash provided by financing activities was $273,000 for the nine month period ended September 30, 2014 compared to $81,532 of cash provided in the same period in 2013.

Going Concern

We believe that presently we have sufficient funds to operate for the coming 12 months. Future operating activities are expected to be funded by revenues, the exercise of outstanding warrants or new loans and equity financing opportunities. We have no assurance that future financing will be available to us in the future on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Our Company has generated $18,366 (2014) and $11,800 (2013) in revenue in the respective nine month periods ended September 30, which amounts are not presently sufficient to cover our ongoing quarterly operating expenses. We have never paid dividends and it is unlikely we will generate sufficient earnings in the immediate or foreseeable future to meet our operational overhead. The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2014, we had a working capital deficit of $792,928 and have an accumulated deficit of $477,074. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The financial statements included herein do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our Company be unable to continue as a going concern.

During the next twelve months we expect to expend approximately $50,000 for operations of the Company in regard to the filing of reports with the requisite regulatory authorities and $75,000 as required with respect the operations of wholly-owned subsidiary, Couponz, Inc., including salaries and any ongoing software development expenses.

We may require additional working capital to fund our business objectives.  There can be no assurance that any additional financing will be available or accessible on reasonable terms, either by way of an equity financing or debt. If we cannot raise any additional funding we may either have to suspend operations until we do raise the cash, or cease operations entirely.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 8, 2014 the Company agreed to issue 500,000 fully paid for and earned restricted shares of the Company’s common stock under an agent agreement with Carter, Terry & Company (“C&T”).  The shares were issued on November 17, 2014.

On August 22, 2014, the Company settled certain unrelated third party debt in the amount of $50,572 by way of issuance of 2,528,600 shares of the Company’s common stock at $0.02 per share.  The shares were issued on November 17, 2014.

During the period ended September 30, 2014 the Company agreed to issue a total of 307,482 restricted shares of the Company’s common stock under an agent agreement with C&T.  The shares were issued on November 17, 2014.

The Company will claim an exemption from the registration requirements of the Securities Act of 1933, as amended, for the issuance of the aforementioned shares pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale.

On October 17, 2014 the Company’s Board of Directors approved a 2014 Stock Option and Award Plan. Under the Stock Option and Award Plan, the Company granted Mr. Woywod, director of the Company, 500,000 stock awards and Mr. Harney, director of the Company, 3,000,000 stock awards, all of which were fully vested on the date of issue.  The Company also granted Mr. Woywod 500,000 incentive stock options at an exercise price of $0.03 per share for a term of 2 years form the date of grant, which options also vested immediately.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On August 1, 2014 the Company successfully amended the terms of certain convertible loan agreements with four (4) investors for a total of $125,000 due and payable on November 27, 2015. Under the amended terms, a total of $125,000 originally available for conversion into a total of 250,000,000 shares of common stock at $0.0005 per share has been amended to reflect a price of $0.005 per share for a total of 25,000,000 shares of common stock, if converted.

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

On August 22, 2014 the Company and Quarry Bay Equity Inc. (“QB”) entered into a letter agreement whereunder QB agreed to settle outstanding debt totaling US$50,572 for a total of 2,528,600 shares at $0.02 per share.

On August 22, 2014, the Company entered into a convertible loan agreement with an investor.  The Company received a total of $125,000 which bears interest at 8% per annum and is due on August 22, 2015. Interest shall accrue from the advancement date and shall be payable on August 22, 2015. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price equal to 52% of the lowest trading price of the Common Stock as reported on the OTCQB exchange for the twelve (12) prior trading days including the day upon which a Notice of Conversion is received by the Company.

On August 28, 2014 the Company and its President and CEO Mr. David Gasparine entered into an employment contract (the “Contract”)  effective September 1, 2014 for a term of one year whereunder Mr. Gasparine will receive an annual salary of $36,000.  In addition Mr. Gasparine received a signing bonus of $5,000 upon signing of the Contract.

On September 17, 2014, the Company entered into a convertible loan agreement with an investor. The Company received a total of $100,000 which bears interest at 10% per annum and is due on April 16, 2015. Interest shall accrue from the advancement date and shall be payable on April 16, 2015. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of the lower of (1) a 50% discount to the average of the three lowest daily trading prices for the previous twenty (20) trading days to the date of conversion; or (2) a 50% discount to the average of the three lowest daily trading prices for the previous twenty (20) trading days before the date that this note was executed.

On October 17, 2014 the Company’s Board of Directors approved a 2014 Stock Option and Award Plan. Under the Stock Option and Award Plan, the Company granted Mr. Woywod, director of the Company, 500,000 stock awards and Mr. Harney, director of the Company, 3,000,000 stock awards, all of which were fully vested on the date of issue.  The Company also  granted Mr. Woywod 500,000 incentive  stock options at an exercise price of $0.03 per share for a term of 2 years form the date of grant, which options also vested immediately.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation		S-1	3.1	03/18/08
3.2	By-laws as currently in effect		S-1	3.2	03/18/08
10.1	Agency Agreement with Carter, Terry & Company executed August 8, 2014		10-Q	10.1	08/14/2014
10.2	Form of Addendum between the Company and certain investors with convertible loans expiring November 27, 2015	X
10.3	August 22, 2014 letter agreement between the Company and Quarry Bay Equity Inc.	X
10.4	Form of employment agreement between the Company and David Gasparine	X
10.5	2014 Stock Option and Award Plan	X
10.6	Form of Stock Option Agreement	X
10.7	Form of Stock Award Agreement	X
10.8	Form of Note - LG Capital Funding LLC	X
10.9	Form of Note - JSJ Investments Inc.	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive and Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EPOXY, INC. (FORMERLY NEOHYRDO TECHNOLOGIES CORP.)

Date: November 19, 2014	By:	/s/ David Gasparine
	Name:	David Gasparine
	Title:	Chief Executive Officer (Principal Executive Officer), Treasurer, (Principal Financial Officer) Secretary, and Director