Form 10-K
period 2014-12-31
Epoxy, Inc.
filed 2015-04-15
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________to

Commission File Number: 000-53164

EPOXY INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

2518 Anthem Village Drive, Suite 100, Henderson, Nevada	89052
(Address of principal executive offices)	(Zip Code)

702 350-2449
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

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

Yes	[ ]	No	[X]

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[ X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $1,462,649 based on the closing price of $0.0109 as reported as of June 30, 2014 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of April 10, 2015, there were 182,671,770 shares of common stock, par value $0.00001 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INDEX

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. When used in this Annual Report on Form 10-K, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

• inability to raise additional financing for working capital until such time as we achieve profitable operations;
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

In this form 10-K references to "Epoxy", "the Company", "we", "us", and "our" refer to Epoxy, Inc.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Epoxy Inc., 2518 Anthem Village Drive, Suite 100, Henderson, Nevada 89052.

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

Epoxy’s goals and objectives are as follows:

1.	Setup a board of advisors that specialize in
A.	Advertising/PR
B.	Sales
C.	Development (App/Web) –Dave
2.	Short Term
A.	Reach a specific # of Merchants (Paying Customers)
B.	Increase # of App Users
i. As well as # of times’s a user opens the app (# of interactions)
C.	Improve Marketing/Branding
i. Have “PR” staff visiting businesses (i.e. Epoxy Day) where we show users how the app works
ii. Work with (incentivize) employees of our customer’s businesses
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

Epoxy’s product is marketed to Mobile App Users as well as Business owners.  Our website is www.epoxyapp.com

Products and Services

Epoxy’s mobile app, is a “two-part” system that has a server that both a website and a mobile application access. The mobile app allows users to find local businesses that have an Epoxy membership. An app user can navigate to an individual business several ways. App users can find a specific business by searching for the specific name of the business, the category of the business or by the app users location and listed results on a Map View. App users can then filter the results of the businesses in the Map View by category. Once a business is chosen the app user is presented with a Business Landing Page or “BLP”. The BLP displays information about that specific business that the business owner has input including operating hours, locations, menus, phone numbers as well as marketing such as digital loyalty cards and coupons. Within the BLP app users can also create reviews or “Sticky Notes” about that individual business and review other Sticky Notes that have been previously created. When an app user opens a loyalty card or offer the app has a built in scanner that allows the staff to “punch” or “redeem” either offer. A loyalty card is scanned multiple times and once completely filled is valid for a specified offer from the business owner. The app user can collect or “save” filled loyalty cards to redeem at a later time. A coupon is a one-time use offer that once redeemed will disappear from the device and become de-active. A business needs no equipment as the scanner is built into the Epoxy application that is required to scan each unique QR code. Epoxy provides each business with their own unique code that is used to track each loyalty card and offer. Each time an app user redeems an offer or digitally receives a punch the system tracks that information and displays it on a website administration panel for the business owner to track.

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

Our pricing for merchants is a simple flat membership fee of $50 a month, without any contracts.  The mobile app is free for consumers to download, and is available on both Android and Apple platforms.  We are also translating our application into other languages in order to apply our technology to other markets.   As we are able to obtain relationships with larger franchise based organizations we expect to offer tiered pricing which will reflect discounts for number of locations using our service.

Marketing Plan

Our primary marketing plan is through use of public relations and face to face meetings with business owners and retail chains or franchises. These efforts include attending various independent and franchised businesses to perform demonstrations of our app, and joining events such as “The Bite of Las Vegas”, an annual food festival in Las Vegas, Nevada which features restaurants from across the Las Vegas Valley, to gain exposure to local markets as well as potential app users.  We are also branching out to markets outside Nevada, such as certain California based business operations.

We have previously setup successful focus groups. Through use of data obtained in these focus groups we can market direct to app users.

We also use such marketing tools as “Epoxy Days” where we spend 2 hours at a local business and allow users to receive an addition 10% Off (or custom offer) during this time, which allows us to reach the app users directly promoting more organic growth (users who have exposure to the app through use or at businesses promoting it) as opposed to users seeing it randomly.

We will also be able to market the “Green” Element of Epoxy. The fact is the need for print will be dramatically reduced (nearly eliminated) for merchants.

We are also implementing other rewards based incentive to assist existing users and business in helping us expand our reach to new business in similar retail market space.

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

-
Market share in the merchant market will be done through our “claim your location” style of advertising. Merchant locations can be added to the application by not only Epoxy staff but by app users as well. By doing this, Epoxy sales staff and marketing can be directed at informing business owners that they can “claim” their business via our website, which would entail providing basic information about that business, such as location, phone number, and the like, free of charge. For merchants to utilize our features (i.e. punch cards, offers and analytics) would require joining Epoxy on a month-to-month basis.

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

Our competitive advantage relies heavily on Mr. Gasparine’s experience in the restaurant industry. His background in owning and operating several restaurants has proven to be an asset to this concept, as he is fully aware of the challenges facing business owners in their marketing decisions, and can easily articulate to business owners the advantages that the Epoxy technology gives them in their marketing plan.  Our key features that differentiate Epoxy from the rest are the recommendation and rewarding system and the integration of technologies that allow business owners to sign up and engage without the need of any equipment.  Mr. Gasparine is able to apply this experience to other retail locations where customer loyalty and rewards may be applicable.

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

Pricing

Our pricing is a monthly recurring fee of $50/month and we will not require a contract.  As we expand our business we expect to offered tiered pricing levels for chains or franchises that agree to use our service at multiple locations.  Reduced pricing on these larger businesses reach certain retail location thresholds are currently under consideration.

Operational Plan

Development
•	Continued Research and Development to find the most successful ways to connect with customers and consumers to expand our user base;
•	Design improvements as required and branch out to other international marketplaces where applicable;

•	Development (implementing the ideas and feedback into future versions of Epoxy)

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We do not have any granted trademarks, patents, or other intellectual property.  Couponz Inc. has filed two patents with the US Patent office. US Patent # 13/168,763 filed June 24th, 2011 and Patent # 13/404,882 filed on Feb 24th, 2012. The first patent (168,763) covers the ability for a mobile application to use the scanning technology within a mobile device to deliver information to our backend and in turn display analytics to the end user (merchants). The second patent (404,882) covers the analytics system of tracking customers who have "shared," the user who has received the "share" and if that user actually redeemed the "share" within the business.   At the date of this report these patents have not yet been granted and the Company has retained counsel specializing in intellectual property to progress our existing applications.

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

Research and Development Activities and Costs

Research and Development activities are not applicable to our business model.  We undertake ongoing software development activities to fit our application to the changing marketplace.

Employees

The Company has one employee, who is also an Officer and Director of the Company. Our Officers perform all of the job functions for the Company. The Company is considering adding additional employees in the form of a sales force during fiscal 2015. The Company from time to time may retain independent consultants in connection with its operations to provide specialised services such as accounting, public relations, investor relations and software development services.

(i) The Company's performance is dependent on the performance of its officers and directors. In particular, the Company's success depends on their ability to develop a business strategy which will be successful for the Company.

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

2. AS WE HAVE RECOGNIZED LIMITED REVENUES SINCE OUR INCEPTION, THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our financial statements included with this Form 10-K have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2014. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditor’s have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. If we plan to seek additional funds through private placements of our common stock, you may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve sufficient revenues to cover our costs or find financing, then we likely will be forced to cease operations and investors will likely lose their entire investment, investors may lose their entire investment.

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

4. OUR MANAGEMENT CONTROLS A LARGE BLOCK OF OUR COMMON STOCK THAT WILL ALLOW THEM TO CONTROL THE COMPANY.

As of April 10, 2015, our officers and directors owned approximately 64% of our outstanding preferred stock, which provides approximately 43% voting control. As a result, our officers/directors, along with the few of the major shareholders, will have the ability to control substantially all matters submitted to our stockholders for approval including:

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

If our existing controlling stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of April 10, 2015, we have 182,671,770 common shares issued and outstanding. Our officers/directors own 16 million preferred shares which are convertible on a ratio of 2.5 to 1 into common shares, or 40,000,000 common shares. If in the future, if they decide to sell their shares or if it is perceived that they will be sold, to the extent permitted by the Rules 144 and 701 under the Securities Act, the trading price of our common stock could decline.

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

As of December 31, 2014 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our primary corporate offices are currently located at 2518 Anthem Village Drive, Suite 100, Henderson, Nevada 89052.  In March 2015 we have leased a small residential/office space in San Diego, California in order to assist our management in cultivating new sales in the local California markets.

Management believes that its current leased facilities are adequate for its needs.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Epoxy Inc. Common Stock, $0.00001 par value, is quoted on the OTCQB under the stock symbol: EPXY.

There are limited trades of the Company’s stock, there are no assurances that an active market will ever develop for the Company's stock.

Year ended December 31, 2014	High	Low
First Quarter	$0.0075	$0.045
Second Quarter	$0.0159	$0.0055
Third Quarter	$0.0561	$0.0084
Fourth Quarter	$0.065	$0.0188

Year ended December 31, 2013	High	Low
First Quarter	$0.019	$.0017
Second Quarter	$0.026	$0.005
Third Quarter	$0.063	$0.016
Fourth Quarter	$0.044	$0.0053

(b) Holders of Common Stock

As of April 10, 2015, there were approximately twenty two (22) holders of record of our Common Stock and 182,671,770 shares issued and outstanding.

Stock Transfer Agent

Our stock transfer agent is Empire Stock Transfer Inc. 1859 Whitney Mesa Dr. Henderson, NV 89014

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information, as of December 31, 2014, with respect to our compensation plans under which common stock is authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in Column A) (1) (C)

Equity compensation plans not approved by stockholders	500,000	0.03	6,000,000
Total	500,000	0.03	6,000,000

(1)
On October 17, 2014 the Company’s Board of Directors approved a 2014 Stock Option and Award Plan, approving the issuance of up to 10,000,000 shares of the Company’s common stock. Concurrenlty, nder the 2014 Stock Option and Award Plan, the Company granted Mr. Woywod, director of the Company, 500,000 stock awards and Mr. Harney, director of the Company, 3,000,000 stock awards, all of which were fully vested on the date of issue.  The Company also granted Mr. Woywod 500,000 incentive stock options at an exercise price of $0.03 per share for a term of 2 years form the date of grant, which options also vested immediately.  Presently there remain 6,000,000 shares available for grant under the 2014 Stock Option and Award Plan

 (e) Recent Sales of Unregistered Securities

On January 13, 2015 the Company entered into a Securities Purchase Agreement (“SPA”) with Adar Bays, LLC (“Adar”) a Florida Limited Liability company where under the Company has issued two 8% convertible redeemable notes in the aggregate principal amount of $150,000 with the first note being $75,000 and the second note being $75,000, convertible into shares of the Company’s common stock with a maturity date one year after issuance or January 13, 2016.  The first of the two notes (the “First Note”) shall be paid for by Adar upon execution of the SPA, and the second note (the “Second Note”) shall initially be paid for by the issuance of an offsetting $75,000 secured note issued to the Company by Adar (“Buyer Note”), provided that prior to conversion of the Second Note, Adar must have paid off the Buyer Note in cash. Under the terms of the First Note, at any time after 180 days, the holder may elect to convert all or part of the face value of the note into shares of the Company’s common stock without restrictive legend at a price (“Conversion Price”) for each share of Common Stock equal to 52% of the lowest trading price of the Company’s common stock for the twelve prior trading days including the day upon which a Notice of Conversion is received by the Company.   If the shares are not delivered in 3 business days, to the holder, the Notice of Conversion may be rescinded. Under the terms of the Second Note, the holder is entitles at its option, after the expiration of the requisite Rule 144 holding period and after full cash payment for the promissory note issued by the holder to the Company simultaneously with the issuance by the Company of this note (the “Holder Issued Note”) to convert all or part of the Note then outstanding into shares of the Company’s common stock equal to 52% of the lowest trading price of the Company’s common stock for the twelve prior trading days including the day upon which a Notice of Conversion is received by the Company.   If the shares are not delivered in 3 business days, to the holder, the Notice of Conversion may be rescinded.  With respect to the First and Second Notes, in the event that the Company experiences a DTC “Chill” on its shares the conversion price shall be decreased to 42% instead of 52% while the “Chill” is in effect, and in no event shall the holder be allowed to effect a conversion, if such conversion, along with other shares of the Company common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company.  Further, with respect to the Second note, in the event the Company is not “Current” in its SEC filings at the time the note is cash funded, the discount shall be decreased to 40% instead of 52%.  In respect of the First and Second notes interest on any unpaid principal balance of the Notes shall be paid by the Company in common stock (the “Interest Shares”).  The Holder may at any time send a Notice of Conversion for Interest Shares based on the aforementioned formula for all or part of interest payable.

During the first 180 days the Company may redeem the First Note by paying to the holder an amount as follows: (i) if the redemption is in the first 90 days the note is in effect an amount equal to 125% of the unpaid principal amount of the note along with accrued interest; (ii) if the redemption is after the 91st day the note is in effect then the
Company may redeem the note in an amount equal to 135% of unpaid principal and interest.  The note is not redeemable after 180 days.

The Second Note may not be prepaid, except that if the First Note is redeemed by the Company within 6 months of the issuance date of such note, the obligations of the Company under the Second Note will be automatically deemed satisfied and the Second Note and the Holder Note will be deemed canceled and of no further force or effect.

On January 15, 2015, the Company entered into an Independent Contractor Agreement (the “Agreement”) with Scherf Corporation (“Scherf”) of Las Vegas, Nevada for the provision of public relations services to the Company for an initial term of one year, expiring on December 31, 2015, with an option to renew for successive one (1) year terms upon mutual agreement of both parties.

Under the terms of the Agreement Scherf will provide communications with shareholders, drafting and placing press announcements and articles pertaining to the Company’s business and introduction to venture capital firms, hedge funds and other potential investors. In consideration for services provided, exclusive of venture capital introduction) Scherf shall receive compensation equal to 0.5% of the increase in the market cap of the Company from one fiscal quarter to the next.  The compensation shall be paid in the form of common shares of the Company determined by the average closing price of the Company’s common stock over the last ten trading days of the fiscal quarter to be compensated for. Such compensation shall be paid within fifteen (15) days of the close of each fiscal quarter.  Further the Company shall compensate Scherf for all venture capital introduction ate a rate of 3% of any and all funds received as investments by any venture capital, hedge fund or other investor introduced by Scherf. The compensation shall be paid in the form of common shares of the Company determined by the average closing price of the Company’s common stock over the last ten trading days of the fiscal quarter to be compensated for. Such compensation shall be paid within fifteen (15) days of the close of each fiscal quarter.

Further by resolution of the Board it was determined that Scherf shall receive additional compensation in the form of 1,000,000 restricted shares of the Company’s common stock as consideration for the translation of the Company’s website, and mobile application into German.

On February 1, 2015 the Company entered into a Services Agreement (the “Agreement”) with Wheat Creative LLC (the “Consultant”), a Nevada Limited Liability Company.   Under the terms of the Agreement, the Consultant shall be engaged to redesign the Company’s mobile app for both iOS and Android.  As consideration for services rendered, the Consultant shall receive a total of 200,000 shares of the Company’s restricted common shares, deliverable upon completion and delivery of the redesign of the Company’s mobile app for both iOS and Android.

On January 15, 2015 and February 26, 2015 respectively the Company received net proceeds from an investor totaling $63,750 and $42,500 in respect to the backend portion of certain convertible notes in the total gross amount of $125,000.   Financing fees of $12,500 and legal fees of $6,250 were paid in respect of the back end note which is due and payable on August 22, 2015.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2014 or December 31, 2013.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

Results of Operations for the years ended December 31, 2014 and 2013

During the fiscal years ended December 31, 2014 and 2013, the Company generated $25,896 and $11,705 in revenues respectively.

During the fiscal years ended December 31, 2014 and 2013, the Company had $63,953 and $30,467 in cash, and accounts receivable of $880 and $2,330, for total current assets of $64,833 and $32,797 respectively.

During the fiscal year ended December 31, 2014, the Company had total operating expenses of $373,182, as compared to total operating expenses of $129,862 for the same period last year. The increase in operating expenses represented an increase of professional fees of to $64,370 in fiscal 2014 as compared to $17,784 in the prior fiscal year, an increase in consulting fees to $153,520 from $Nil in the prior fiscal year as a result of certain stock options and awards granted to directors of the Company, the addition of finance costs in the current fiscal year totaling $54,750 as the Company completed various financing arrangements, with no comparative expense in fiscal 2013 and an increase of general and administrative from $64,679 (2013) to $$70,354 (2014).  These increases were partially mitigated by a decrease in software development of from $47,399 (2013) to $28,310 (2014). The operating loss for the fiscal year ended December 31, 2014 was $347,286 as compared to a net loss of $118,157 for the same period last year.

In addition, the Company recorded various other expenses during fiscal 2014 as a result of certain financing agreements including a loss on the change in fair value of derivatives totaling $1,332,900, loss on e on debt settlement of $120,804, each with no comparative expense in fiscal 2013.  Further the Company incurred $146,883 in interest expenses in fiscal 2014 as compared to $7,076 in the prior fiscal year as entered into certain convertible notes. .

The net loss in fiscal 2014 totaled $1,947,873 as compared to $125,233 in 2013.

The Company used net cash in operations of $216,869 and $31,502 during the twelve month periods ended December 31, 2014 and 2013, respectively, provided net cash in investing activities of $1,477 during fiscal 2013 and used net cash in investing activities of $22,645 in fiscal 2014.   During the twelve month period ended December 31, 2014 we generated cash from financing activities including loans, convertible notes and share sales of $273,000 $60,000, respectively.

Plan of Operation

Management believes that it will be able to commence profit generating operations in the current fiscal year. The Company's need for ongoing capital by way of loans and convertible notes, may change dramatically if it can generate additional revenues from its operations as it moves to secure additional business locally and in other states. There are no assurances additional capital will be available to the Company on acceptable terms.

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

Going Concern

The Company experienced operating losses of $(347,286) and $(118,157) over the two most recent fiscal years The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 3.)

Liquidity and Capital Resources

As of December 31, 2014, the Company had total current assets of $64,833, and total current liabilities of $2,492,709. The Company has limited financial resources available outside revenues generated from sales, funds it has obtained through use of convertible debt instruments and loans with third parties.  While the Company is expecting to continue to generate revenue and achieve profitable operations in the current fiscal year, it is possible that without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it may need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

Future Financings

We anticipate continuing to rely third party loans and/or equity sales of our common shares in order to continue to fund our business operations in the event of ongoing operational shortfalls. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our research and development activities.

Summary of any product research and development that we will perform for the term of our plan of operation.

We do not plan any product research nor development, based on our current business operations.  However, we continue to maintain our software with required updates to meet the changing environment for hand held android and apple devices.

Expected purchase or sale of property and significant equipment

We do not anticipate the purchase or sale of any property or significant equipment; as such items are not required by us at this time.

 Significant changes in the number of employees

As of April 10, 2015, we had one employee and one officer. We are dependent upon our officers and directors for our future business development, as well as a small team of sales consultants. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments due by Period
Contractual Obligations
At December 31, 2014	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Loan payable	$32,000	$-	$-	$-	$32,000
Convertible Debt	$350,000	$-	$-	$-	$350,000
Capital Lease Obligations	$-	$-	$-	$-	$-
Long-Term Debt Obligations	$-	$-	$-	$-	$-

The above table outlines our obligations as of December 31, 2014 and does not reflect any changes in our obligations that have occurred after that date.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Epoxy, Inc.
Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Epoxy, Inc. and its subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epoxy, Inc. and its subsidiaries as of December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for each of the years then in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 15, 2015

EPOXY INC.
(Formerly NeoHydro Technologies Corp.)
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current
Cash	$63,953	$30,467
Accounts receivable	880	2,330
Total Current Assets	64,833	32,797

Vehicle	20,758	-
Trademark and Patent	7,695	7,695

Total Assets	$93,286	$40,492

LIABILITIES
Current
Accounts payable and accrued liabilities	104,213	64,401
Loan payable	32,000	63,573
Derivative liabilities	2,251,429	23,790
Convertible notes, net of unamortized discount	105,067	-
Total Current Liabilities	2,492,709	151,764

Convertible notes, net of unamortized discount	-	19,190

Total Liabilities	2,492,709	170,954

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.00001 par value;
authorized: 35,000,000 Series A Preferred shares, 25,080,985 and 24,514,319 issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	251	251
authorized: 15,000,000 Series B Preferred shares, no shares issued and outstanding as of December 31, 2014 and December 31, 2013	-	-
Common Stock, $0.00001 par value;
authorized: 480,000,000 shares, 176,594,122 and 168,824,706 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	1,766	1,688
Additional Paid-in Capital	(168,477)	152,689
Accumulated deficit	(2,232,963)	(285,090)
Total Stockholders’ Deficit	(2,399,423)	(130,462)
Total Liabilities and Stockholders’ Deficit	$93,286	$40,492

The accompanying notes are an integral part of these consolidated financial statements

EPOXY INC.
(Formerly NeoHydro Technologies Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2014 and 2013

	Years ended
	December 31,
	2014	2013

Revenue	$25,896	$11,705

Operating Expenses
Depreciation	1,887	-
Professional fees	64,370	17,784
Software development expenses	28,310	47,399
Consulting fees	153,520	-
Financing costs	54,750	-
General and administrative expenses	70,345	64,679
Total operating expenses	373,182	129,862
Loss from operations	(347,286)	(118,157)

Other Expenses:
Loss on change in fair value of derivative liabilities	(1,332,900)	-
Loss on debt settlement	(120,804)	-
Interest expenses	(146,883)	(7,076)
Total other expenses	(1,600,587)	(7,076)

Net loss	$(1,947,873)	(125,233)

Net loss per share – basic and diluted	$(0.01)	(0.00)

Weighted average shares outstanding – basic and diluted	171,376,249	28,393,968

The accompanying notes are an integral part of these consolidated financial statements

EPOXY INC.
(Formerly NeoHydro Technologies Corp.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Shares		Common Stock		Additional	Accumulated	Total Paid-in
	Shares	Par Value	Shares	Par Value	Paid- in Capital	Deficit	Equity
Balance, December 31, 2012	24,514,319	$245	-	$-	$151,549	$(159,857)	$(8,063)
Recapitalization/shares issued as part of reverse merger	233,333	3	167,158,040	1,672	(36,045)	-	(34,370)
Private placement for preferred shares	333,333	3	-		9,997	-	10,000
Private placement for common shares	-	-	1,666,666	16	49,984	-	50,000
Initial derivative liability associated with tainted instruments	-	-	-	-	(23,790)	-	(23,790)
Imputed interest	-		-	-	994	-	994
Loss for the period	-		-	-	-	(125,233)	(125,233)
Balance, December 31, 2013	25,080,985	251	168,824,706	1,688	152,689	(285,090)	(130,462)
Private placement for common shares	-	-	933,333	9	27,991	-	28,000
Shares issued as financing costs	-	-	807,482	8	23,992	-	24,000
Shares issued for debt settlement	-	-	2,528,600	26	83,165	-	83,191
Stock award granted	-	-	3,500,000	35	74,515	-	74,550
Stock option granted	-	-	-	-	9,832	-	9,832
BCF from Amended convertible notes	-	-	-	-	125,000	-	125,000
Recognition of derivative associated with tainted instruments	-	-	-	-	(669,741)	-	(669,741)
Imputed interest	-	-	-	-	4,080	-	4,080
Loss for the period	-	-	-	-	-	(1,947,873)	(1,947,873)
Balance, December 31, 2014	25,080,985	$251	176,594,121	$1,766	$(168,477)	$(2,232,963)	$(2,399,423)

The accompanying notes are an integral part of these consolidated financial statements

EPOXY INC.
(Formerly NeoHydro Technologies Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2014 and 2013

	Years ended
	December 31,
	2014	2013
Cash flows from Operating Activities
Net loss	$(1,947,873)	$(125,233)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,887	-
Shares issued for financing costs	24,000	-
Shares issued for consulting fees	74,550	-
Stock option granted for consulting fees	9,832	-
Loss on extinguishment of debt	88,185	-
Loss on debt settlement	32,619	-
Loss on change in fair value of derivative liabilities	1,332,900	-
Accretion of discounts on convertible notes	122,692	3,909
Imputed interest	4,080	994
Foreign exchange in loan payable	(1,001)	-
Changes in operating assets and liabilities:
Accounts receivables	1,450	(2,330)
Accrued expenses	-	(2,791)
Accounts payable	39,810	93,949
Net cash used in operating activities	(216,869)	(31,502)

Cash flows from Investing Activities
Cash from acquisition	-	1,477
Costs for vehicle purchase	(22,645)	-
Net cash provided by (used in) investing activities	(22,645)	1,477

Cash flows from Financing Activities
Private placement for common shares	28,000	50,000
Private placement for preferred shares	-	10,000
Proceeds from convertible notes	225,000	-
Proceeds from loan payable	20,000	-
Net cash provided by financing activities	273,000	60,000

Increase (decrease) in cash during the period	33,486	29,975
Cash, beginning of period	30,467	492
Cash, end of period	$63,953	$30,467

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash investing activities:
Recognition of derivative associated with tainted instruments	$669,741	$37,614
Recapitalization as part of reverse merger	-	34,370
Debt discount on convertible debt due to beneficial conversion feature	125,000	-
Debt discount due to derivative liability	225,000	-
Shares issued for the settlement of debt	83,191	-
Shares issued for financing costs	24,000

The accompanying notes are an integral part of these consolidated financial statements

EPOXY, INC.
(Formerly Neohydro Technologies Corp.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of business and basis of presentation

Organization and nature of business

Epoxy Inc., (formerly NeoHydro Technologies Corp.) (the “Company”) was originally incorporated in the State of Nevada on November 13, 2007 as Rioridge Resources Corp. On July 22, 2008, the Company changed its name to NeoHydro Technologies Corp.

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

On August 1, 2014, the Company’s name changed from NeoHydro Technologies Corp. to Epoxy, Inc. in regard to actions taken on May 23, 2014, when the Board of Directors of the Company approved, and recommended to the Majority Stockholders that they approve the Name Change. On May 27, 2014, the Majority Stockholders approved the Name Change by written consent in lieu of a meeting, in accordance with Nevada law. On August 4, 2014, the Company submitted the Name Change to FINRA for their review and approval, as well as the approval of a symbol change from NHYT to EPXY. The Company filed an amendment to our Articles of Incorporation with the Secretary of State of Nevada changing our name to Epoxy, Inc. effective on August 1, 2014.

Note 2 - Summary of Significant Accounting Policies

Principal of Consolidation

These consolidated financial statements include the accounts of Epoxy, Inc. and its wholly-owned subsidiary, Couponz, Inc.  All intercompany balances and transactions have been eliminated in consolidation.

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

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design.  Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. As of December 31, 2014 and 2013, all capitalized software costs related to the development of the application were expensed because technological feasibility was established.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the years ended December 31, 2014 and 2013, there was no impairment of long-lived assets.

Allowance for Doubtful Accounts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We do not generally require collateral for our accounts receivable. Our allowance for doubtful accounts was $0 as of December 31, 2014 and 2013.

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

Note 3 – Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $xxx,xxx at December 31, 2014.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 4 – Correction of an error

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

The following table provides a summary of the fair value of our derivative liabilities as of December 31, 2014 and December 31, 2013:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of December 31, 2014:
Liabilities
Embedded derivative	$-	$-	$2,251,429

As of December 31, 2013:
Liabilities
Embedded derivative	$-	$-	$23,790

Note 6- Loans Payable

During the month of July 2014, the Company entered into 5% one-year promissory notes for a total of $20,000.  At December 31, 2014, the Company is indebted to these unrelated third parties in the amount of $20,000 (December 31, 2013 - $nil).

On August 22, 2014, the Company settled certain unrelated third party debt in the amount of $50,572 by issuing 2,528,600 shares of the Company’s common stock at $0.02 per share. The fair market value per share of the Company’s common stock was $0.0329. The Company recognized a loss on the debt settlement in the amount of $32,619.

At December 31, 2014, the Company is indebted to unrelated third parties for $12,000 (December 31, 2013 - $63,573. The loan is non-interest bearing and is due on demand. During the year ended December 31, 2014, the Company recorded imputed interest of $4,080.

Note 7- Convertible Notes

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

The Company analyzed the above amendment under ASC 470-60 and concluded that the amendment to the conversion terms qualified as a substantial modification and as such the unamortized discount of $88,184 was recorded as loss on extinguishment of debt. The Company recalculated the intrinsic value of the embedded beneficial conversion feature of $125,000 this has been recorded at the discount on the convertible note.  The carrying value will be accreted over the term of the convertible debentures up to its face value of total of $125,000.

The carrying value of certain convertible notes is as follows:
	December 31, 2013	August 1, 2014	August 1, 2014 Recalculation	December 31, 2014
Face value of certain convertible notes	$125,000	$125,000	$125,000	$125,000
Less: unamortized discount	(105,810)	(88,184)	(125,000)	(116,702)
Carrying value	$19,190	36,816	$-	$8,298

As at December 31, 2014, the carrying values of the convertible debenture and accrued convertible interest thereon were $8,298 and $26,165, respectively.

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

In our evaluation of the financing arrangement, we concluded that the conversion features were not afforded the exemption as a conventional convertible instrument and it did not otherwise meet the conditions set forth in current accounting standards for equity classification. Accordingly, they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities. (See footnote 11 for derivative disclosure)

Additionally, the Company evaluated the convertible notes in note 6 (1) above and concluded that these are tainted due to the variable conversion rate of the above the convertible notes and as such they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities. (See footnote 9 for derivative disclosure)

	Commitment Date	December 31, 2014
Expected dividends	0	0
Expected volatility	218.59 ~ 219.26%	192.59%
Expect term	0.59 ~ 1 years	0.29~0.64 years
Risk free interest rate	0.10%	0.12%

Amortization of the discount over the year ended December 31, 2014 totaled $96,769, which amount has been recorded as Accretion of discounts on convertible notes and is reflected on the Company’s balance sheet as Convertible Note Liabilities, Net.  The unamortized discount of $128,231 associated with CN#1 and CN#2 will be expensed in future periods.

Note 8 – Stock award and stock option

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

Stock Award

As a result of the stock awards granted, the Company recorded stock based compensation expenses totaling $74,550 as consulting fees during the year ended December 31, 2014.

Stock Option

The following tables summarizes the information concerning stock options outstanding as of December 31, 2014:

	December 31, 2014
	Shares	Weighted Average Exercise Price $
Outstanding at beginning of the year	-	-
Granted	500,000	0.03
Exercised	-	-
Expired or cancelled	-	-
Outstanding at the period	500,000	0.03

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$0.03	500,000	1.79	500,000

The Company recognized stock-based compensation of $9,832 as consulting fees during the year ended December 31, 2014 (December 31, 2013 - $nil) in respect of the aforementioned stock option.

Valuation Assumptions

The following table presents the range of the weighted average fair value of options granted and the related assumptions used in the Black-Scholes model for stock option grants made during the year ended December 31, 2014:
Options Granted
October 17, 2014
Fair value of options granted	$0.021
Assumptions used:
Expected life (years) (a)	2
Risk free interest rate (b)	0.39%
Volatility (c)	261%
Dividend yield (d)	0.00%

a)
Expected life: The expected term of options granted is determined using the “shortcut” method allowed by SAB No.107. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

b)	Risk-free interest rate: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.

c)
Volatility: The expected volatility of the Company’s common stock is calculated by using the historical daily volatility of the Company’s stock price calculated over a period of time representative of the expected life of the options.

d)	Dividend yield: The dividend yield rate is not considered in the model, as the Company has not established a dividend policy for the stock.

Note 9 – Common stock

On April 30, 2014, the Company received the final $28,000 installment in respect of a funding agreement entered into on June 17, 2013 (ref: Note 10) for a total of $100,000.  The Company accepted a subscription for 933,333 shares of common stock at $0.03 per share for cash proceeds of $28,000 and the Company also agreed to issue a 2-year warrant entitling the holder to acquire an additional 93,333 and shares of common stock at an exercise price of $0.30 per share.

On August 8, 2014 the Company agreed to issue 500,000 fully paid for and earned restricted shares of the Company’s common stock under an agent agreement with Carter, Terry & Company (“C&T”). The Company recorded $15,000 as financing costs, which was the fair market value of the shares on the agreement date.

On August 22, 2014, the Company settled certain unrelated third party debt in the amount of $50,572 by way of the issuance of 2,528,600 shares of the Company’s common stock at $0.02 per share with a fair value of $83,192.The Company recognized loss on the debt settlement in the amount of $32,620.

During the period ended September 30, 2014 the Company agreed to issue a total of 307,482 restricted shares of the Company’s common stock under an agent agreement with C&T, which equal to the 4% of $225,000 capital raised divided by the closing price of the stock on the date of close.

On October 17, 2014, the Company issued 3,500,000 shares of the Company’s common stock at $0.0213 per share with a fair value of $74,550 as stock awards to officers and directors of the Company.

As of December 31, 2014 and December 31, 2013, there were a total of 176,594,122 and 168,824,707 shares issued and outstanding, respectively.

Note 10 - Share Purchase Warrants

Share purchase warrants

During the year ended December 31, 2014 the Company issued a 2-year warrant entitling the holders to acquire an additional 93,333 shares of common stock at an exercise price of $0.30 per share as part of the Funding Agreement described above in Note 9.

As December 31, 2014, the following share purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2013	856,667	0.12
Granted	93,333	0.30
Forfeited/Canceled	-	-
Exercised	-	-
Outstanding – December 31, 2014	950,000	0.14
Exercisable – December 31, 2014	950,000	0.14

EPOXY, INC.
(Formerly Neohydro Technologies Corp.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Share Purchase Warrants (continued)

The intrinsic value of these warrants was $0 at December 31, 2014.

Preferred share purchase warrants

As of December 31, 2014, the following preferred share purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2012	-	-
Granted	533,333	0.03
Forfeited/Canceled	-	-
Exercised	-	-
Outstanding – December 31, 2013	533,333	0.03
Granted	-	-
Forfeited/Canceled
Exercised
Expired	(533,333)	0.03
Outstanding – December 31, 2013	-	-

Note 11- Derivative Liabilities

(1)	Derivative liabilities from exceed authorized shares of common stock

As of August 1, 2014, 2014, given the fact that the Company had 480,000,000 shares of common stock authorized, the Company determined it could exceed its authorized shares of common stock by approximately 4,743,836 shares (December 31, 2013 – 3,717,169 shares) if all of the financial instruments described in the table above were exercised or converted into shares of common stock. At August 1, 2014, 4,743,836 of these shares were in excess of the authorized shares and were accounted for as a derivative liability. The fair value of these 4,743,836 common shares was determined to be $131,878 ($23,790 as to 3,717,168 shares as of December 31, 2013) using the closing price of Epoxy’s common stock.

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

As such a total of $120,688 was reclassified from derivative liability to additional paid in capital due to the fact that the Company has sufficient unissued common stock.

(2)	Derivative liabilities from convertible notes

On August 22, 2014, the Company entered into a convertible loan agreement with an investor (the “CN#1”) see below which the Company concluded that these are tainted due to the variable conversion rate of the below convertible notes and as such they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities.

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

We estimated the fair value of the derivative on the inception dates, and subsequently, using the Black-Scholes Merton valuation technique, adjusted for the effect of dilution, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value complex derivate instruments.

(3)	Derivative liabilities from share purchase warrants

On August 22, 2014, the Company entered into a convertible loan agreement with an investor (the “CN#1”) see above (2) which the Company concluded that these are tainted due to the variable conversion rate of the share purchase warrants (ref Note 10) and as such they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities. As such a total of $20,698 was reclassified from derivative liability to additional paid in capital.

As a result of the application of ASC No. 815 in period ended December 31, 2014 and issue dates of August 22, 2014 and September 17, 2014; the fair value of the conversion feature is summarized as follows:

Balance at December 31, 2013	23,790
Derivative addition associated with convertible notes	225,000
Recognition of derivative associated with tainted instruments	669,741
December 31, 2014 loss on change in fair value	1,332,898
Balance at December 31, 2014	2,251,429

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2014 and commitment date (August 22, 2014 and September 17, 2014):

	Commitment Date	December 31, 2014
Expected dividends	0	0
Expected volatility	218.59 ~ 219.26%	215.76%
Expect term	0.59 ~ 1 years	0.54~0.89 years
Risk free interest rate	0.10%	0.03 ~ 0.11%

Note 12 - Commitments

On August 8, 2014 the Company entered into an Agency Agreement (the “Agreement”) with Carter, Terry & Company (“C&T”) where under C&T will act as the Company’s exclusive Financial Advisor, Investment Bank and Placement Agent, on a "best efforts" basis for an initial period of 30 days, and then reverting to a non-exclusive financial advisor for the next twelve consecutive (12) months.  Under the terms of the Agreement, C&T will receive 500,000, fully paid for and earned restricted shares of the Company’s common stock. In addition, in respect of any introductions those results in financing for the Company C&T shall receive fees as follows:

a.	10% of the amount for any equity or hybrid equity capital raised up to $2,000,000
b.	8% of the amount for any equity or hybrid equity capital raised up to $5,000,000
c.	6% of the amount for any equity or hybrid equity capital raised over $5,000,000

And;
an amount of restricted shares equal to 4% of capital raised divided by the closing price of the stock on the date of close.

On August 8, 2014, the Company issued 500,000 shares of the Company’s common stock in consideration of $15,000 as financing costs pursuant the Agreement.

On August 22, 2014 and September 17, 2014 the Company raised $125,000 and $100,000, respectively, under two convertible notes and paid to C&T cash consideration of $22,500 as financing costs and issued 307,482 shares of the Company’s common stock in consideration of $9,000 as financing costs.

Note 13 – Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2014 and 2013, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately$2,134,580 and $271,089 at December 31, 2014 and 2013, respectively, and will begin to expire in the year 2031.

The Company had deferred income tax assets as of December 31, 2014, and 2013 as follows:

	December 31, 2014	December 31, 2013
Loss carryforwards	$725,700	$92,170
Less - valuation allowance	(725,700)	(92,170)
Total net deferred tax assets	$-	$-

Note 14 – Subsequent events

On January 13, 2015 the Company entered into a Securities Purchase Agreement (“SPA”) with Adar Bays, LLC (“Adar”) a Florida Limited Liability company where under the Company has issued two 8% convertible redeemable notes in the aggregate principal amount of $150,000 with the first note being $75,000 and the second note being $75,000, convertible into shares of the Company’s common stock with a maturity date one year after issuance or January 13, 2016.  The first of the two notes (the “First Note”) shall be paid for by Adar upon execution of the SPA, and the second note (the “Second Note”) shall initially be paid for by the issuance of an offsetting $75,000 secured note issued to the Company by Adar (“Buyer Note”), provided that prior to conversion of the Second Note, Adar must have paid off the Buyer Note in cash. Under the terms of the First Note, at any time after 180 days, the holder may elect to convert all or part of the face value of the note into shares of the Company’s common stock without restrictive legend at a price (“Conversion Price”) for each share of Common Stock equal to 52% of the lowest trading price of the Company’s common stock for the twelve prior trading days including the day upon which a Notice of Conversion is received by the Company.   If the shares are not delivered in 3 business days, to the holder, the Notice of Conversion may be rescinded. Under the terms of the Second Note, the holder is entitles at its option, after the expiration of the requisite Rule 144 holding period and after full cash payment for the promissory note issued by the holder to the Company simultaneously with the issuance by the Company of this note (the “Holder Issued Note”) to convert all or part of the Note then outstanding into shares of the Company’s common stock equal to 52% of the lowest trading price of the Company’s common stock for the twelve prior trading days including the day upon which a Notice of Conversion is received by the Company.   If the shares are not delivered in 3 business days, to the holder, the Notice of Conversion may be rescinded.  With respect to the First and Second Notes, in the event that the Company experiences a DTC “Chill” on its shares the conversion price shall be decreased to 42% instead of 52% while the “Chill” is in effect, and in no event shall the holder be allowed to effect a conversion, if such conversion, along with other shares of the Company common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company.  Further, with respect to the Second note, in the event the Company is not “Current” in its SEC filings at the time the note is cash funded, the discount shall be decreased to 40% instead of 52%.  In respect of the First and Second notes interest on any unpaid principal balance of the Notes shall be paid by the Company in common stock (the “Interest Shares”).  The Holder may at any time send a Notice of Conversion for Interest Shares based on the aforementioned formula for all or part of interest payable.

During the first 180 days the Company may redeem the First Note by paying to the holder an amount as follows: (i) if the redemption is in the first 90 days the note is in effect an amount equal to 125% of the unpaid principal amount of the note along with accrued interest; (ii) if the redemption is after the 91st day the note is in effect then the
Company may redeem the note in an amount equal to 135% of unpaid principal and interest.  The note is not redeemable after 180 days.

The Second Note may not be prepaid, except that if the First Note is redeemed by the Company within 6 months of the issuance date of such note, the obligations of the Company under the Second Note will be automatically deemed satisfied and the Second Note and the Holder Note will be deemed canceled and of no further force or effect.

Upon funding of each Note the Company shall pay $3,750 in legal fees and fees to Carter, Terry & Company of $7,500.

The Company will account for the aforementioned Note(s) as embedded derivative liabilities.

On January 15, 2015, the Company entered into an Independent Contractor Agreement (the “Agreement”) with Scherf Corporation (“Scherf”) of Las Vegas, Nevada for the provision of public relations services to the Company for an initial term of one year, expiring on December 31, 2015, with an option to renew for successive one (1) year terms upon mutual agreement of both parties.

Under the terms of the Agreement Scherf will provide communications with shareholders, drafting and placing press announcements and articles pertaining to the Company’s business and introduction to venture capital firms, hedge funds and other potential investors. In consideration for services provided, exclusive of venture capital introduction) Scherf shall receive compensation equal to 0.5% of the increase in the market cap of the Company from one fiscal quarter to the next.  The compensation shall be paid in the form of common shares of the Company determined by the average closing price of the Company’s common stock over the last ten trading days of the fiscal quarter to be compensated for. Such compensation shall be paid within fifteen (15) days of the close of each fiscal quarter.  Further the Company shall compensate Scherf for all venture capital introduction ate a rate of 3% of any and all funds received as investments by any venture capital, hedge fund or other investor introduced by Scherf. The compensation shall be paid in the form of common shares of the Company determined by the average closing price of the Company’s common stock over the last ten trading days of the fiscal quarter to be compensated for. Such compensation shall be paid within fifteen (15) days of the close of each fiscal quarter.

Further by resolution of the Board it was determined that Scherf shall receive additional compensation in the form of 1,000,000 restricted shares of the Company’s common stock as consideration for the translation of the Company’s website, and mobile application into German.

On February 1, 2015 the Company entered into a Services Agreement (the “Agreement”) with Wheat Creative LLC (the “Consultant”), a Nevada Limited Liability Company.   Under the terms of the Agreement, the Consultant shall be engaged to redesign the Company’s mobile app for both iOS and Android.  As consideration for services rendered, the Consultant shall receive a total of 200,000 shares of the Company’s restricted common shares, deliverable upon completion and delivery of the redesign of the Company’s mobile app for both iOS and Android.

On January 15, 2015 and February 26, 2015 respectively the Company received net proceeds from an investor totaling $63,750 and $42,500 in respect to the backend portion of CN#1 (see Note 7(2)) in the total gross amount of $125,000.   Financing fees of $12,500 and legal fees of $6,250 were paid in respect of the back end note which is due and payable on August 22, 2015.

On March 16, 2015 the Company entered into a six month lease commencing April 1, 2015 with certain other third parties in respect of a shared office and residential premises located in San Diego, California.   The Company’s obligation under the terms of the lease is a total of $875 per month plus utilities.  The Company paid a security deposit of $875 and the first month’s rent totaling $1,750 upon signing of the contract.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also our sole officer and a member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2014.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year ending December 31, 2014 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

•
 Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures

•	Limited or no segregation of duties

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended December 31, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Name	Age	Position & Offices Held	Appointed On
David Gasparine	35	President, CEO, CFO, Director	February 13, 2013
John Harney	39	Director	September 10, 2013
Jason Woywod	35	Director	September 10, 2013

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

David Gasparine, President, CFO, Director

Dave Gasparine. Mr. Gasparine started Couponz, Inc in April 2011 from scratch and with a plan to provide an easy to use tool that alleviated the frustrations he experienced while he was operating his other small businesses, Tropical Smoothie Café. Mr. Gasparine owned and operated two Tropical Smoothie Café locations in the greater Las Vegas area from February 2007 to April 2011. Mr. Gasparine held several customer relation positions at the Bellagio, a 5 diamond Las Vegas Resort and Casino from November 1998 to June 2007. Mr. Gasparine’s positions included Senior Valet Attendant and Limo driver; catering to the hotels elite clients. From 2003 to 2007, Mr. Gasparine attended the College of Southern Nevada (CSN) completing an Associate’s degree of Liberals Arts. Additionally, he attended the University of Las Vegas (UNLV) Engineering program.

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

Audit Committee

The company does not presently have an Audit Committee. Our Board Members serve as the Audit Committee. No qualified financial expert has been hired because the Company is too small to afford such expense.

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

Code of Ethics

We have not adopted a Code of Ethics for the Board and any salaried employees.  Presently our sole salaried employee is David Gasparine, President and Director.

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

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Epoxy Inc. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Epoxy shares, unless the transaction is approved by Epoxy's Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of Epoxy, Inc.

Item 11. Executive Compensation

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the year ended December 31, 2014, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during the year end December 31, 2014. The foregoing persons are collectively referred to herein as the "Named Executive Officers." Compensation information is shown for fiscal years 2014 and 2013.

 Epoxy Inc. Summary Compensation Table

		Year ending	Salary	Bonus	Awards	Compensation	Total
Name	Principal Position	December 31	($)	($)	($)	($)	($)

David Gasparine Appointed 02/13/13	President, Director	2014 2013	40,286 18,440	0 0	0 0	0 0	40,286 18,440

Jason Woywod Appointed 09/10/13	Director	2014 2013	0 0	0 0	10,650 0	9,832 0	20,482 0

John Harney Appointed 09/10/13	Director	2014 2013	0 0	0 0	63,900 0	0 0	63,900 0

Claudio Lai Appointed 9/27/2011 Resigned 2/13/2013	President, Treasurer, Secretary and Director	2013	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at 2014 Fiscal Year-End

As noted above, on October 17, 2014, the Company issued 3,500,000 shares of the Company’s common stock at $0.0213 per share with a fair value of $74,550 as stock awards to officers and directors of the Company.  The awards were fully vested on grant date.  There are no outstanding equity awards as at December 31, 2014.

 Option Exercises for Fiscal 2014

There were no options exercised by our named executive officers in fiscal 2014 or 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF SHAREHOLDERS BENEFICIALLY OWNING MORE THAN FIVE PERCENT (5%) OF ANY CLASS OF THE VOTING STOCK

The following table sets forth the number and percentage of shares of our Common Stock owned as of April 10, 2015, by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the Shareholders has sole voting and investment power with respect to the shares beneficially owned.

Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of April 10, 2015, are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address Of Owner	Shares Beneficially Owned	Percent of Class Owned	Percent of Total Voting Shares (1)

Series A Preferred	David Gasparine 8251 Shaded Arbors St. Las Vegas, NV 89139	16,000,000	63.8%	42.9%
Series A Preferred	Craigstone Ltd. 88 Wood Street, 10th Floor, #1 London, UK ECZ V7RS	4,210,524	16.8%	11.3%
Series A Preferred	Mary Gasparine 9009 Agreeable Court Las Vegas, NV 89149	2,000,000	8.0%	5.4%

(1)
Calculation of percentage of Voting Shares is based on the following voting rights: (a) each share of Common Stock has the right to cast one (1) vote; and (b) each share of Series A Preferred Stock has the right to cast fifteen (15) votes.

SECURITIES BENEFICIALLY OWNED BY ALL EXECUTIVE OFFICERS AND DIRECTORS.

The following table sets forth the number and percentage of shares of our Common Stock owned as of April 10, 2015, by all of our directors and executive all officers and our directors and executive officers as a group. Unless otherwise indicated, each of the persons identified below has sole voting and investment power with respect to the shares beneficially owned.

Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of April 10, 2015, are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name Of Beneficial Owner	Shares Beneficially Owned (1)	Percent Owned	Percent of Total Voting Shares (1)

Series A Preferred	David Gasparine	16,000,000	63.8%	42.9%
Common stock	Jason Woywod	1,000,000(2)	0.005%	0.002%
Common stock	John Harney	3,000,000	0.016%	0.005%
Total Series A Preferred		16,000,000	63.8%	42.9%
Total Common stock			0.021%	0.007%

(1)
Calculation of percentage of Voting Shares is based on a total of 558,886,545 voting shares with the following voting rights: (a) each share of Common Stock has the right to cast one (1) vote; and (b) each share of Series A Preferred Stock has the right to cast fifteen (15) votes.

(2)
Shares held by Mr. Woywod include 500,000 shares of common stock and 500,000 incentive stock options at an exercise price of $0.03 per share for a term of 2 years form the date of grant (October 17, 2014), which options vested immediately.

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

Certain Relationships and Related Transactions

There were no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 and to which any related person had or will have a direct or indirect material interest.

Review, Approval or Ratification of Transactions with Related Persons

Our company does not currently have any written policies and procedures for the review, approval or ratification of any transactions with related persons.

Promoters and Certain Control Persons

Our officer and director, Mr. David Gasparine, can be considered a promoter of the Company in consideration of his participation and managing of the business of the Company.

Director Independence

As of the date of this Annual Report, we have 2 independent directors.

Our company has developed the following categorical standards for determining the materiality of relationships that the directors may have with our company. A director shall not be deemed to have a material relationship with our company that impairs the director's independence as a result of any of the following relationships:

1.
the director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to our company and the amount of all payments from our company to such entity during the most recently completed fiscal year was less than two percent of such entity’s consolidated gross revenues;

2.	the director is the beneficial owner of less than five (5%) per cent of the outstanding equity interests of an entity that does business with our company;
3.
the director is an executive officer of a civic, charitable or cultural institution that received less than the greater of one million ($1,000,000) dollars or two (2%) per cent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from our  company or any of its subsidiaries for each of the last three (3) fiscal years;

4.
the director is an officer of an entity that is indebted to our company, or to which our company is indebted, and the total amount of either our company's or the business entity's indebtedness is less than three (3%) per cent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5.
the director obtained products or services from our company on terms generally available to customers of our company for such products or services. Our board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

Our board shall undertake an annual review of the independence of all non-management directors. To enable our board to evaluate each non-management director, in advance of the meeting at which the review occurs, each non-management director shall provide our board with full information regarding the director’s business and other relationships with our company, its affiliates and senior management.

Directors must inform our board whenever there are any material changes in their circumstances or relationships that could affect their independence, including all business relationships between a director and our company, its affiliates, or members of senior management, whether or not such business relationships would be deemed not to be material under any of the categorical standards set forth above. Following the receipt of such information, our board shall re-evaluate the director's independence.

 Item 14. Principal Accountant Fees and Services.

Malone Bailey, LLP served as our principal independent public accountants for reporting fiscal years ending December 31, 2014 and 201. Aggregate fees billed to us for the years ended December 31, 2014 and December 31, 2013 for audit fees were as follows:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

(1) Audit Fees	$21,500	$16,000
(2) Audit-Related Fees	nil	nil
(3) Tax Fees	nil	nil
(4) All Other Fees	nil	Nil

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

PART IV

Item 15. Exhibits

		Incorporated by reference
Exhibit Description	Filed herewith	Form	Exhibit	Filing Date
Articles of Incorporation		S-1	3.1	03/18/08
By-laws as currently in effect		S-1	3.2	03/18/08
Agency Agreement with Carter, Terry & Company executed August 8, 2014		10-Q	10.1	08/14/2014
Form of Addendum between the Company and certain investors with convertible loans expiring November 27, 2015		10-Q	10.2	11/19/2014
August 22, 2014 letter agreement between the Company and Quarry Bay Equity Inc.		10-Q	10.3	11/19/2014
Form of employment agreement between the Company and David Gasparine		10-Q	10.4	11/19/2014
2014 Stock Option and Award Plan		10-Q	10.5	11/19/2014
Form of Stock Option Agreement		10-Q	10.6	11/19/2014
Form of Stock Award Agreement		10-Q	10.7	11/19/2014
Form of Note - LG Capital Funding LLC		10-Q	10.8	11/19/2014
Form of Note - JSJ Investments Inc.		10-Q	10.9	11/19/2014
Form of SPA and 8% Convertible Redeemable Notes entered into between the Company and Adar Bays LLC.		8-K	10.1	02/17/2015
Form of Independent Contractor Agreement between the Company and Scherf Corporation		8-K	10.2	02/17/2015
Form of Services Agreement between the Company and Wheat Creative LLC		8-K	10.3	02/17/2015
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
Certification of Principal Executive and Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
Interactive Data files	*		101
* to be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Las Vegas, Nevada.

Epoxy Inc.

Date: April 15, 2015	By:	/s/David Gasparine
Name: David Gasparine
Title: Principal Executive Officer, Principal Financial Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Gasparine	Director, CEO, President, CFO (Principal Executive Officer) (Principal Financial Officer)	April 15, 2015
Name: David Gasparine

/s/ Jason Woywod	Director	April 15, 2015
Name: Jason Woywod

/s/John Harney	Director	April 15, 2015
Name: John Harney