Form 10-Q/A
period 2013-06-30
Epoxy, Inc.
filed 2015-05-20
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-53669
Commission File Number

EPOXY, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2518 Anthem Village Drive, Suite 100, Henderson NV	89052
(Address of principal executive offices)	(Zip Code)

702-350-2449
(Registrant’s telephone number, including area code)
NEOHYDRO TECHNOLOGIES CORP.
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

165,358,040 shares of common stock outstanding as of August 15, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Epoxy Inc. (formerly Neohydro Technologies Corp.) for the six month period ended June 30, 2013 is being filed solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-Q speaks as of the filing date of the original Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-Q as filed on August 19, 2013.

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

10.3	Exchange Agreement between our Company and Couponz, Inc. dated July 15, 2013(incorporated by reference to our Form 8-K filed on August 28, 2013)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on May 8, 2009).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EPOXY INC.

Date: May 20, 2015	By:	/s/ David Gasparine
	Name:	David Gasparine
	Title:	Chief Executive Officer (Principal Executive Officer), Treasurer, (Principal Financial Officer) Secretary, and Director