Form 10-Q/A
period 2013-09-30
Epoxy, Inc.
filed 2015-05-20
CIK 1428816

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Epoxy Inc. (formerly Neohydro Technologies Corp.) for the nine month period ended September 30, 2013 is being filed solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-Q speaks as of the filing date of the original Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-Q as filed on November 19, 2013.

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