Form 10-K/A
period 2013-12-31
Epoxy, Inc.
filed 2015-05-20
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark one)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________to

Commission File Number: 000-53164

Epoxy Inc.
(Formerly Neohydro Technologies Corp.)
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

2518 Anthem Village Drive, Suite 100, Henderson Nevada	89052
(Address of principal executive offices)	(Zip Code)

702-350-2449
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) of Epoxy Inc. (formerly Neohydro Technologies Corp.) for the fiscal year ended December 31, 2013 is being filed solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-K speaks as of the filing date of the original Form 10-K (the "Filing date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-K as filed on April 15, 2014.

PART IV

Item 15. Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation		S-1	3.1	03/18/08
3.2	By-laws as currently in effect		S-1	3.2	03/18/08

23.1	Consent of Malone Bailey, LLP of December 31, 2013 financial statements		10-K	23.1	4/15/2014
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive and Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
101	Interactive Data Files*	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Henderson, Nevada.

EPOXY, INC. (Formerly NeoHydro Technologies Corp.)
Registrant

Date: May 20, 2015	By:	/s/David Gasparine
Name: David Gasparine
Title: Principal Executive Officer, Principal Financial Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Gasparine	Director, President, CFO (Principal Executive Officer) (Principal Financial Officer)	May 20, 2015
name: David Gasparine

/s/ Jason Woywod	Director	May 20, 2015
name: Jason Woywod

/s/John Harney	Director	May 20, 2015
name: John Harney