Form 10-Q/A
period 2014-03-31
Epoxy, Inc.
filed 2015-05-20
CIK 1428816

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

720-350-2449
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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Epoxy Inc. (formerly Neohydro Technologies Corp.) for the three month period ended March 31, 2014 is being filed solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-Q speaks as of the filing date of the original Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-Q as filed on May 20, 2014.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation		S-1	3.1	03/18/08
3.2	By-laws as currently in effect		S-1	3.2	03/18/08
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive and Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
101	Interactive Data Files	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EPOXY, INC (FORMERLY NEOHYRDO TECHNOLOGIES CORP.)

Date: May 20, 2015	By:	/s/ David Gasparine
David Gasparine
Chief Executive Officer (Principal Executive Officer), Treasurer, (Principal Financial Officer) Secretary, and Director