Form 10-Q
period 2015-03-31
Epoxy, Inc.
filed 2015-05-20
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

190,617,889 shares of common stock outstanding as of May 20, 2015
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

EPOXY, INC.
TABLE OF CONTENTS

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EPOXY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current
Cash	$145,042	$63,953
Accounts receivable	880	880
Prepaid expenses	8,000	-
Deferred financing costs	23,836
Total Current Assets	177,758	64,833

Vehicle	17,927	20,758
Trademark and Patent	7,695	7,695

Total Assets	$203,380	$93,286

LIABILITIES
Current
Accounts payable and accrued liabilities	116,478	104,213
Loan payable	32,000	32,000
Derivative liabilities	2,869,447	2,251,429
Convertible notes, net of unamortized discount	194,095	105,067
Total Current Liabilities	3,212,020	2,492,709

Total Liabilities	3,212,020	2,492,709

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.00001 par value;
authorized: 35,000,000 Series A Preferred shares, 25,080,985 issued and outstanding as of March 31, 2015 and December 31, 2014	251	251
authorized: 15,000,000 Series B Preferred shares, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	-	-
Common Stock, $0.00001 par value;
authorized: 480,000,000 shares, 178,323,943 and 176,594,122 shares issued and outstanding as of December 31, 2014 and December 31, 2014, respectively	1,783	1,766
Additional Paid-in Capital	28,385	(168,477)
Accumulated deficit	(3,039,059)	(2,232,963)
Total Stockholders’ Deficit	(3,008,640)	(2,399,423)
Total Liabilities and Stockholders’ Deficit	$203,380	$93,286

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2015	2014

Revenue	$8,315	$4,385

Operating Expenses
Depreciation	2,831	-
General and administrative expenses	92,136	31,994
Total operating expenses	94,967	31,994
Loss from operations	(86,652)	(27,609)

Other Income (Expenses):
Gain (Loss) on change in fair value of derivative liabilities	(566,334)	2,974
Interest expenses	(153,110)	(11,432)
Total other expenses	(719,444)	(8,458)

Net loss	$(806,096)	$(36,067)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	177,209,170	168,824,706

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2015	2014
Cash flows from Operating Activities
Net loss	$(806,096)	$(36,067)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,831	-
Loss on change in fair value of derivative liabilities	566,334	(2,974)
Accretion of discounts on convertible notes	135,802	6,732
Accretion of deferred financing costs	6,164	-
Imputed interest	175	1,493
Foreign exchange in loan payable	-	(1,349)
Changes in operating assets and liabilities:
Accounts receivables	-	1,250
Prepaid expenses	(8,000)	-
Accrued expenses	(7,004)	3,208
Accounts payable	20,883	(1,435)
Net cash used in operating activities	(88,911)	(29,142)

Cash flows from Financing Activities
Proceeds from convertible notes	200,000	-
Deferred financing costs	(30,000)	-
Net cash provided by financing activities	170,000	-

Increase (decrease) in cash during the period	81,089	(29,142)
Cash, beginning of period	63,953	30,467
Cash, end of period	$145,042	$1,325

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash investing activities:
Debt principal converted to shares	46,775	-
Accrued interest converted to shares	1,613	-
Derivative liability reclassified as additional paid in capital	148,316	-
Derivative liability – debt discount	200,000	-

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

On August 1, 2014, the Company’s name changed from NeoHydro Technologies Corp. to Epoxy, Inc.  in furtherance of actions taken on May 23, 2014, when the Board of Directors of the Company (the “Board”) approved, and recommended to the Majority Stockholders that they approve the Name Change. On May 27, 2014, the Majority Stockholders approved the Name Change by written consent in lieu of a meeting, in accordance with Nevada law. On August 4, 2014, the Company submitted the Name Change to FINRA for their review and approval, as well as the approval of a symbol change from NHYT to EPXY.   The Company filed an amendment to our Articles of Incorporation with the Secretary of State of Nevada changing our name to Epoxy, Inc. effective on August 1, 2014.

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on April 15, 2015.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Note 2 – Going Concern

At March 31, 2015, the Company had net losses of $806,096. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2015 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3- Fair Value Measurements

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

The following table provides a summary of the fair value of our derivative liabilities as of March 31, 2015 and December 31, 2014:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of March 31, 2015:
Liabilities
Embedded derivative	$-	$-	$2,869,447

As of December 31, 2014:
Liabilities
Embedded derivative	$-	$-	$2,251,429

Note 4- Loans Payable

During the month of July 2014, the Company entered into 5% one-year promissory notes for a total of $20,000.  At March 31, 2015, the Company is indebted to these unrelated third parties in the amount of $20,000 (December 31, 2014 - $20,000).

At March 31, 2015, the Company is indebted to unrelated third parties for $12,000 (December 31, 2014 - $12,000. The loan is non-interest bearing and is due on demand. During the three months ended March 31, 2015, the Company recorded imputed interest of $175.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Convertible Notes

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

The carrying value of certain convertible notes is as follows:
	August 1, 2014 Recalculation	December 31, 2014	March 31, 2015
Face value of certain convertible notes	$125,000	$125,000	$125,000
Less: unamortized discount	(125,000)	(116,702)	(105,467)
Carrying value	$-	8,298	$19,533

As at March 31, 2015, the carrying values of the convertible debenture and accrued convertible interest thereon were $19,533 and $3,082, respectively.

(2)	Convertible note due on August 22, 2015 (CN#1)

On August 22, 2014, the Company entered into a convertible loan agreements with an investor (the “CN#1”), where under the Company has issued two 8% convertible redeemable notes in the aggregate principal amount of $250,000 with the first note being $125,000 and the second note being $125,000, , convertible into shares of the Company’s common stock upon the terms. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price equal to 52% of the lowest trading price of the Common Stock as reported on the OTCQB exchange for the twelve (12) prior trading days including the day upon which a Notice of Conversion is received by the Company.

On August 22, 2014, the Company received net proceeds totaling $106,250 in respect to the first of the two notes in the totaling gross amount of $125,000. Financing fees of $12,500 and legal fees of $6,250 were paid in respect of the back end note which is due and payable on August 22, 2015.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Convertible Notes

(2)	Convertible note due on August 22, 2015 (CN#1) (cont’d)

On January 15, 2015 and February 26, 2015 respectively the Company received net proceeds from an investor totaling $63,750 and $42,500 in respect to the second of the two notes in the total gross amount of $125,000.   Financing fees of $12,500 and legal fees of $6,250 were paid in respect of the back end note which is due and payable on August 22, 2015.

On February 27, 2015, the company received a conversion notice from the aforementioned investor requesting to convert $40,000 in principal and $1,613 interest from the first note into 1,141,587 shares at $0.036452.

(3)	Convertible note due on April 16, 2015 (CN#2)

On September 17, 2014, the Company entered into a convertible loan agreements with an investor (the “CN#2). The Company received net proceeds totaling $88,000 in the totaling gross amount of $100,000 which bears interest at 10% per annum and is due on April 16, 2015. Financing fees of $10,500 and legal fees of $2,000 were paid in respect of the note which is due and payable on April 16, 2015. Interest shall accrue from the advancement date and shall be payable on April 16, 2015. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of the lower of (1) a 50% discount to the average of the three lowest daily trading prices for the previous twenty (20) trading days to the date of conversion; or (2) a 50% discount to the average of the three lowest daily trading prices for the previous twenty (20) trading days before the date that this note was executed.

On March 26, 2015, the company received a conversion notice from this investor requesting to convert $6,775 in principal from the second note into 588,235 shares at $0.01152.

(4)	Convertible note due on January 13, 2016 (CN#3)

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

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Convertible Notes

(4)	Convertible note due on January 13, 2016 (cont’d)

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

On January 15, 2015 the Company received net proceeds from Adar totaling $63,750 in the total gross amount of $75,000.   Financing fees of $7,500 and legal fees of $3,750 were paid.

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

The carrying value of certain convertible notes (CN#1, CN#2 and CN#3) are as follows

	CN#1	CN#2	CN#3	Total
Carrying value, December 31, 2013	$-	$-	$-	$-
Add: Face value of certain convertible notes	125,000	100,000	-	225,000
Less: unamortized discount	(79,860)	(48,371)		(128,231)
Carrying value, December 31, 2014	45,140	51,629	-	96,769

Add: Face value of certain convertible notes	125,000	-	75,000	200,000

Total Face value of certain convertible notes	250,000	100,000	75,000	425,000
Less: converted face value to shares	(40,000)	(6,775)	-	(46,775)
Less: unamortized discount	(137,694)	(7,010)	(58,959)	(203,663)
Carrying value	$72,306	86,215	$16,041	174,562

Amortization of the discount over the three months ended March 31, 2015 totaled $124,567, which amount has been recorded as Accretion of discounts on convertible notes and is reflected on the Company’s balance sheet as Convertible Note Liabilities, Net.  The unamortized discount of $203,663 associated with CN#1, CN#2 and CN#3 will be expensed in future periods.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Common Stock and Stock-Based Compensation

Common stock

Shares issued in current period ended March 31, 2015:

On February 27, 2015, the company received a conversion notice from an investor requesting to convert $40,000 in principal and $1,613 of accrued interest from the first note into 1,141,587 shares at $0.036452.

On March 26, 2015, the company received a conversion notice from an investor requesting to convert $6,775 in principal from the second note into 588,235 shares at $0.01152.

Shares issued in the fiscal year ended December 31, 2014

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

As of March 31, 2015 and December 31, 2014, there were a total of 178,323,944 and 176,594,122 shares issued and outstanding, respectively.

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

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Common Stock and Stock-Based Compensation (continued)

Stock award and stock option (cont’d)

Stock Option

The following tables summarizes the information concerning stock options outstanding as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Shares	Weighted Average Exercise Price $	Shares	Weighted Average Exercise Price $
Outstanding at beginning of the year	500,000		-	-
Granted	-	-	500,000	0.03
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	500,000	0.03	500,000	0.03

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$0.03	500,000	1.54	500,000

The Company recognized stock-based compensation of $9,832 as consulting fees during the year ended December 31, 2014 in respect of the aforementioned stock option.

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

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Common Stock and Stock-Based Compensation (continued)

Stock award and stock option (cont’d)

Stock Option (cont’d)

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

As March 31, 2015 and December 31, 2014, the following share purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2013	856,667	0.12
Granted	93,333	0.30
Forfeited/Canceled	-	-
Exercised	-	-
Outstanding – December 31, 2014	950,000	0.14
Outstanding – March 31, 2015	950,000	0.14
Exercisable – March 31, 2015 and December 31, 2014	950,000	0.14

The intrinsic value of these warrants was $0 at March 31, 2015 and December 31, 2014.

Note 7 - Derivative Liabilities

(1)	Derivative liabilities from convertible notes

On August 22, 2014, the Company entered into a convertible loan agreement with an investor (the “CN#1”) see below which the Company concluded that these are tainted due to the variable conversion rate of the below convertible notes and as such they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Derivative Liabilities (continued)

(1)	Derivative liabilities from convertible notes (cont’d)

 On August 22, 2014, the Company entered into a convertible loan agreements with an investor (the “CN#1”). The Company received a total of $125,000 which bears interest at 8% per annum and is due on August 22, 2015.  During the period ended March 31, 2015 the Company further received a total of $125,000 in respect to the CN#1. Interest shall accrue from the advancement date and shall be payable on August 22, 2015. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price equal to 52% of the lowest trading price of the Common Stock as reported on the OTCQB exchange for the twelve (12) prior trading days including the day upon which a Notice of Conversion is received by the Company.

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

On January 13, 2015, the Company entered into a convertible loan agreements with an investor (the “CN#3”). The Company received a total of $75,000 which bears interest at 8% per annum and is due on January 13, 2016. Interest shall accrue from the advancement date and shall be payable on August 22, 2015. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price equal to 52% of the lowest trading price of the Common Stock as reported on the OTCQB exchange for the twelve (12) prior trading days including the day upon which a Notice of Conversion is received by the Company.

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

(2)	Derivative liabilities from share purchase warrants

On August 22, 2014, the Company entered into a convertible loan agreement with an investor (the “CN#1”) see above (2) which the Company concluded that these are tainted due to the variable conversion rate of the share purchase warrants (ref Note 10) and as such they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Derivative Liabilities (continued)

As a result of the application of ASC No. 815 in period ended March 31, 2015 the fair value of the conversion feature is summarized as follows:

Balance at December 31, 2013	$23,790
Derivative addition associated with convertible notes	225,000
Recognition of derivative associated with tainted instruments	669,741
December 31, 2014 loss on change in fair value	1,332,898
Balance at December 31, 2014	2,251,429
Derivative addition associated with convertible notes	200,000
Derivative liability reclassified as additional paid in capital associated with conversion of shares	(148,316)
Loss on change in fair value during the period	566,334
Balance at March 31, 2015	$2,869,447

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2015 and commitment date:

	Commitment Date	December 31, 2014	March 31, 2015
Expected dividends	0	0	0
Expected volatility	196.14 ~ 219.26%	192.59%	195.82%
Expect term	0.59 ~ 1 years	0.29~0.64 years	0.04~0.80
Risk free interest rate	0.10~0.19%	0.12%	0.05~0.26%

Note 8 - Commitments

(1)	Agency Agreement with Cater, Terry & Company

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

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Commitments (continued)

(1)	Agency Agreement with Cater, Terry & Company (cont’d)

On August 22, 2014 and September 17, 2014 the Company raised $125,000 and $100,000, respectively, under two convertible notes (CN#1 and CN#2) and paid to C&T cash consideration of $22,500 as financing costs and issued 307,482 shares of the Company’s common stock in consideration of $9,000 as financing costs.

During the three month ended March 31, 2015 the Company raised $125,000 and $75,000, respectively, under two convertible notes (CN#1 and CN#3) and paid to C&T cash consideration of $26,250 as deferred financing costs.

(2)	Independent Contractor Agreement with Sherf Corporation

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

Further by resolution of the Board it was determined that Scherf shall receive additional compensation in the form of 1,000,000 restricted shares of the Company’s common stock as consideration for the translation of the Company’s website, and mobile application into German.  At March 31, 2015 the consideration shares have not yet been issued.  The Company will issue the shares upon completion of the services contemplated.

(3)	Service Agreement with Wheat Creative LLC

On February 1, 2015 the Company entered into a Services Agreement (the “Agreement”) with Wheat Creative LLC (the “Consultant”), a Nevada Limited Liability Company.   Under the terms of the Agreement, the Consultant shall be engaged to redesign the Company’s mobile app for both iOS and Android.  As consideration for services rendered, the Consultant shall receive a total of 200,000 shares of the Company’s restricted common shares, deliverable upon completion and delivery of the redesign of the Company’s mobile app for both iOS and Android. At March 31, 2015 the consideration shares have not yet been issued.  The Company will issue the shares upon completion of the services contemplated.

(4)	Office Lease

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

Note 9 – Subsequent events

On April 1 and April 22, 2015 respectively the Company received conversion notices from an investor requesting the conversion of a total of $93,225 in principal and $5,582 in accrued interest by way of issuance of a total of 8,591,945 shares of common stock.

On April 17, April 29, 2015 and May 7, 2015 respectively the Company received conversion notices from an investor requesting the conversion of a total of $60,000 in principal and $3,226 in accrued interest by way of issuance of a total of 3,702,000 shares of common stock.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission on April 15, 2015, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Epoxy, Inc. (formerly Neohydro Technologies Corp.) and its wholly owned subsidiary Couponz, Inc.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014.

Our net loss for the three-month period ended March 31, 2015 and 2014 is as follows:

	Three months ended
	March 31,
	2015	2014

Revenue	$8,315	$4,385

Operating Expenses
Depreciation	2,831	-
Professional fees	7,531	16,818
Software development expenses	15,388	7,715
Consulting fee	19,871	-
General and administrative expenses	49,346	7,461
Total operating expenses	94,967	31,994
Loss from operations	(86,652)	(27,609)

Other Income (Expenses):
Gain (Loss) on change in fair value of derivative liabilities	(566,334)	2,974
Interest expenses	(153,110)	(11,432)
Total other expenses	(719,444)	(8,458)

Net loss	$(806,096)	$(36,067)

During the comparative three month periods ended March 31, 2015 and 2014 the Company reported revenues of $8,315 and $4,385 respectively.  The Company experienced an increase to consulting fees and general and administrative expenses during the most recent three months ended March 31, 2015 as we expanded our customer identification and cultivation plans to include increased marketing and advertising efforts, requiring more time from our key management and consultants.

Liquidity and Financial Condition

Working Capital
	At March 31, 2015	At December 31, 2014
Current Assets	$177,758	$64,833
Current Liabilities	$3,212,020	$2,492,709
Working Capital (Deficit)	$(3,034,262)	$(2,427,876)

Cash Flows
	Three Month Periods Ended
	March 31, 2015	March 31, 2014
Net cash used in operating activities	$(88,911)	$(29,142)
Net cash provided by financing activities	$170,000	$-
Net increase (decrease) in cash during period	$81,089	$(29,142)

Operating Activities

Net cash used in operating activities was $88,911 for the three month period ended March 31, 2015 compared with cash used in operating activities of $29,142 in the same period in 2014. The increase in cash used in operating activities is predominantly attributable to various non-cash reconciliation adjustments including accretion of debt discount on convertible notes and the change in the fair value of our derivative liabilities, as well as increases to accounts payable and accrued expenses period over period as we were not able to retire our obligations as they became due.

Investing Activities

There were no investing activities during the three month period ended March 31, 2015 and 2014.

Financing Activities

Net cash provided by financing activities was $170,000 for the three month period ended March 31, 2015 compared to $nil of cash provided in the same period in 2014.

Going Concern

We believe that presently we have sufficient funds to operate for the coming 12 months. While our cash on hand presently falls short of our currently anticipated operating expenses, we believe any shortfall can be addressed by  the anticipated increase to our revenues, the exercise of outstanding warrants or new loans and equity financing opportunities. We have no assurance that future financing will be available to us in the future on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Our Company has generated revenues of $8,315 and $4,385 in the three month periods ended March 31, 2015 and 2014, respectively, which amounts are not presently sufficient to cover our ongoing quarterly operating expenses. We have never paid dividends and it is unlikely we will generate sufficient earnings in the immediate or foreseeable future to meet our operational overhead. The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2015, we had a working capital deficit of $3,034,262 and have an accumulated deficit of $3,039,059. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The financial statements included herein do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our Company be unable to continue as a going concern.

During the next twelve months we expect to expend approximately $50,000 for operations of the Company in regard to the filing of reports with the requisite regulatory authorities and $125,000, including costs for advertising and marketing, as required with respect the operations of wholly-owned subsidiary, Couponz, Inc., including salaries, advertising and marketing, and any ongoing software development expenses.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The new standard will require debt issuance costs to be presented on the balance sheet as a direct reduction of the carrying value of the associated debt liability, consistent with the presentation of debt discounts.  Currently, debt issuance costs are presented as a deferred asset.  The recognition and measurement requirements will not change as a result of this guidance.  The standard is effective for the annual reporting periods beginning after December 15, 2015 and will be applied on a retrospective basis.   This amendment will not have a material impact on our financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 27, 2015, the company received a conversion notice from the aforementioned investor requesting to convert $40,000 in principal and $1,613 interest from a prior note into 1,141,587 shares at $0.036452 (ref: Note 5 to the financial statements included herein).

On March 26, 2015, the company received a conversion notice from an investor requesting to convert $6,775 in principal from the second note into 588,235 shares at $0.01152 (ref: Note 5 to the financial statements included herein).

On April 1 and April 22, 2015 respectively the Company received conversion notices from an investor requesting the conversion of a total of $93,225 in principal and $5,582 in accrued interest by way of issuance of a total of 8,591,945 shares of common stock.

On April 17, April 29, 2015 and May 7, 2015 respectively the Company received conversion notices from an investor requesting the conversion of a total of $60,000 in principal and $3,226 in accrued interest by way of issuance of a total of 3,702,000 shares of common stock.

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

Other than as disclosed above, there were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Description	Filed herewith	Form	Exhibit	Incorporated by reference Filing Date
Articles of Incorporation		S-1	3.1	03/18/08
By-laws as currently in effect		S-1	3.2	03/18/08
Agency Agreement with Carter, Terry & Company executed August 8, 2014		10-Q	10.1	08/14/2014
Form of Addendum between the Company and certain investors with convertible loans expiring November 27, 2015		10-Q	10.2	11/19/2014
August 22, 2014 letter agreement between the Company and Quarry Bay Equity Inc.		10-Q	10.3	11/19/2014
Form of employment agreement between the Company and David Gasparine		10-Q	10.4	11/19/2014
2014 Stock Option and Award Plan		10-Q	10.5	11/19/2014
Form of Stock Option Agreement		10-Q	10.6	11/19/2014
Form of Stock Award Agreement		10-Q	10.7	11/19/2014
Form of Note - LG Capital Funding LLC		10-Q	10.8	11/19/2014
Form of Note - JSJ Investments Inc.		10-Q	10.9	11/19/2014
Form of SPA and 8% Convertible Redeemable Notes entered into between the Company and Adar Bays LLC.		8-K	10.1	02/17/2015
Form of Independent Contractor Agreement between the Company and Scherf Corporation		8-K	10.2	02/17/2015
Form of Services Agreement between the Company and Wheat Creative LLC		8-K	10.3	02/17/2015
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X		31.1
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X		31.2
Certification of Principal Executive and Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X		32.1
Interactive Data files	X		101

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EPOXY, INC.

Date: May 20, 2015	By:	/s/ David Gasparine
	Name:	David Gasparine
	Title:	Chief Executive Officer (Principal Executive Officer), Treasurer, (Principal Financial Officer) Secretary, and Director