Form 10-Q/A
period 2014-09-30
Epoxy, Inc.
filed 2015-05-21
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-53669
Commission File Number

EPOXY, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2518 Anthem Village, Suite 100, Henderson, Nevada	89052
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Epoxy Inc. (formerly NeoHydro Technologies Corp.) for the nine month period ended September 30, 2014 is being filed solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-Q speaks as of the filing date of the original Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-Q as filed on November 20, 2014.

ITEM 6. EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation		S-1	3.1	03/18/08
3.2	By-laws as currently in effect		S-1	3.2	03/18/08
10.1	Agency Agreement with Carter, Terry & Company executed August 8, 2014		10-Q	10.1	08/14/2014
10.2	Form of Addendum between the Company and certain investors with convertible loans expiring November 27, 2015		10-Q	10.2	11/19/2014
10.3	August 22, 2014 letter agreement between the Company and Quarry Bay Equity Inc.		10-Q	10.3	11/19/2014
10.4	Form of employment agreement between the Company and David Gasparine		10-Q	10.4	11/19/2014
10.5	2014 Stock Option and Award Plan		10-Q	10.5	11/19/2014
10.6	Form of Stock Option Agreement		10-Q	10.6	11/19/2014
10.7	Form of Stock Award Agreement		10-Q	10.7	11/19/2014
10.8	Form of Note - LG Capital Funding LLC		10-Q	10.8	11/19/2014
10.9	Form of Note - JSJ Investments Inc.		10-Q	10.9	11/19/2014
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive and Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
101	Interactive Data Files	X

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