Form 10-K/A
period 2014-12-31
Epoxy, Inc.
filed 2015-05-21
CIK 1428816

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) of Epoxy Inc. for the fiscal year ended December 31, 2014 is being filed solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-K speaks as of the filing date of the original Form 10-K (the "Filing date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-K as filed on April 15, 2015.

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

Signature	Title	Date

/s/David Gasparine	Director, CEO, President, CFO (Principal Executive Officer) (Principal Financial Officer)	May 20, 2015
Name: David Gasparine

/s/ Jason Woywod	Director	May 20, 2015
Name: Jason Woywod

/s/John Harney	Director	May 20, 2015
Name: John Harney