Form 10-Q
period 2015-06-30
Epoxy, Inc.
filed 2015-08-19
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

206,997,899 shares of common stock outstanding as of August 17, 2015
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

EPOXY, INC.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Unaudited Consolidated Balance Sheets as of June 30, 2015 and December 31,2014	F-1
Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014	F-2
Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2015 and 2014	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-17

EPOXY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current
Cash	$43,532	$63,953
Accounts receivable	880	880
Prepaid expenses	8,000	-
Deferred financing costs	16,357	-
Total Current Assets	68,769	64,833

Vehicle	15,097	20,758
Trademark and Patent	7,695	7,695

Total Assets	$91,561	$93,286

LIABILITIES
Current
Accounts payable and accrued liabilities	$128,008	$104,213
Loans payable	32,000	32,000
Derivative liabilities	1,135,218	2,251,429
Convertible notes, net of unamortized discounts	93,725	105,067
Total Current Liabilities	1,388,951	2,492,709

Total Liabilities	1,388,951	2,492,709

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.00001 par value;
authorized: 35,000,000 Series A Preferred shares, 25,080,985 issued and outstanding as of June 30, 2015 and December 31, 2014	251	251
authorized: 15,000,000 Series B Preferred shares, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	-	-
Common Stock, $0.00001 par value;
authorized: 480,000,000 shares, 199,136,035 and 176,594,122 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,992	1,766
Additional paid-in capital	1,179,370	(168,477)
Accumulated deficit	2,479,003	(2,232,963)
Total Stockholders’ Deficit	(1,297,390)	(2,399,423)
Total Liabilities and Stockholders’ Deficit	$91,561	$93,286

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three month ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$7,330	$3,349	$15,645	$7,734

Operating Expenses
Depreciation	2,830	-	5,661	-
General and administrative expenses	165,670	51,693	257,806	83,687
Total operating expenses	168,500	51,693	263,467	83,687

Loss from operations	(161,170)	(48,344)	(247,822)	(75,953)

Other Income (Expenses):
Gain (loss) on change in fair value of derivative liabilities	887,305	(19,701)	320,971	(16,727)
Interest expenses	(166,079)	(12,675)	(319,189)	(24,107)
Total other income (expenses)	721,226	(32,376)	1,782	(40,834)

Net income (loss)	$560,056	$(80,720)	$(246,040)	$(116,787)

Net income (loss) per share – basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Net income (loss) per share – diluted	0.00	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding – basic	190,657,897	169,450,348	183,892,494	169,139,256
Weighted average shares outstanding – diluted	284,567,214	169,450,348	183,892,494	169,139,256

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2015	2014
Cash flows from Operating Activities
Net loss	$(246,040)	$(116,787)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	5,661	-
Share issuance for services	40,917	-
(Gain) loss on change in fair value of derivative liabilities	(320,971)	16,727
Amortization of discounts on convertible notes	286,658	14,672
Amortization of deferred financing costs	13,643	-
Imputed interest	350	2,986
Foreign exchange in loan payable	-	(488)
Changes in operating assets and liabilities:
Accounts receivables	-	1,250
Prepaid expenses	(8,000)	-
Accrued expenses	18,538	16,583
Accounts payable	18,823	7,134
Net cash used in operating activities	(190,421)	(57,923)

Cash flows from Financing Activities
Proceeds from sale of common stock	-	28,000
Proceeds from convertible notes	200,000	-
Deferred financing costs	(30,000)	-
Net cash provided by financing activities	170,000	28,000

Net decrease in cash during the period	(20,421)	(29,923)
Cash, beginning of period	63,953	30,467
Cash, end of period	$43,532	$544

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$2,986
Income taxes	$-	$-

Supplemental non-cash investing activities:
Shares and warrants reclassified as derivative liability	$-	$11,191
Debt principal converted to shares	298,000	-
Accrued interest converted to shares	13,565	-
Derivative liability reclassified as additional paid-in capital	995,240	-
Derivative liability – debt discount	200,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Description of business and basis of presentation

Organization and nature of business

Epoxy, Inc. (the “Company”) was incorporated in the State of Nevada on November 13, 2007 as Rioridge Resources Corp. On July 22, 2008, the Company changed its name to Neohydro Technologies Corp.

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended June 30, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on April 15, 2015.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Note 2 – Going Concern

For the six months ended June 30, 2015, the Company reported net losses of $246,040. In addition, the Company had a working capital deficit as of June 30, 2015. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2015 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

The following table provides a summary of the fair value of our derivative liabilities as of June 30, 2015 and December 31, 2014:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of June 30, 2015:
Liabilities
Derivative liabilities	$-	$-	$1,135,218

As of December 31, 2014:
Liabilities
Derivative liabilities	$-	$-	$2,251,429

Note 4- Loans Payable

During the month of July 2014, the Company entered into two 5% one-year promissory notes for a total of $20,000.  At June 30, 2015, the Company is indebted to these unrelated third parties in the amount of $20,000 (December 31, 2014 - $20,000).

At June 30, 2015, the Company is indebted to two unrelated third parties for a total of $12,000 (December 31, 2014 - $12,000). The loans are non-interest bearing and due on demand after maturity. During the six months ended June 30, 2015, the Company recorded imputed interest of $350 in respect of these loans.

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

The carrying value of certain convertible notes is as follows:
	August 1, 2014 Recalculation	December 31, 2014	June 30, 2015
Face value of certain convertible notes	$125,000	$125,000	$125,000
Less: unamortized discount	(125,000)	(116,702)	(84,322)
Carrying value	$-	8,298	$40,678

As at June 30, 2015, the carrying values of the convertible debenture and accrued convertible interest thereon were $40,678 and $6,198, respectively. Amortization of the discounts associated with these notes was $32,380 during the six months ended June 30, 2015.

(2)	Convertible note due on August 22, 2015 (CN#1)

On August 22, 2014, the Company entered into a convertible loan agreements with an investor (the “CN#1”), where under the Company has issued two 8% convertible redeemable notes in the aggregate principal amount of $250,000 with the first note being $125,000 and the second note being $125,000, convertible into shares of the Company’s common stock upon the terms. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price equal to 52% of the lowest trading price of the Common Stock as reported on the OTCQB exchange for the twelve (12) prior trading days including the day upon which a Notice of Conversion is received by the Company.

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

The following table reflects the issuance of 12,121,820 shares in respect of Conversion Notices received for a total of $198,000 in principal and $7,983 in accrued interest from CN#1 during the six month period ended June 30, 2015:

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
February 27, 2015	40,000	1,613	0.0364520	1,141,587
April 17, 2015	15,000	766	0.0239200	659,114
April 29, 2015	20,000	1,074	0.0208000	1,013,171
May 7, 2015	25,000	1,386	0.0130000	2,029,715
May 21, 2015	25,000	1,463	0.0130000	2,035,616
June 2, 2015	25,983	547	0.0141445	1,875,620
June 8, 2015	29,017	649	0.0141440	2,097,405
June 29, 2015	18,000	485	0.0145600	1,269,592
Total	198,000	7,983		12,121,820

As of June 30, 2015, the balance payable on CN #1 includes $52,000 in principal from convertible notes and $2,132 in accrued interest payable.

(3)	Convertible note due on April 16, 2015 (CN#2)

On September 17, 2014, the Company entered into a convertible loan agreements with an investor (the “CN#2). The Company received net proceeds totaling $88,000 from a note in the gross amount of $100,000 which bears interest at 10% per annum and is due on April 16, 2015. Financing fees of $10,500 and legal fees of $2,000 were paid in respect of the note which is due and payable on April 16, 2015. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of the lower of (1) a 50% discount to the average of the three lowest daily trading prices for the previous twenty (20) trading days to the date of conversion; or (2) a 50% discount to the average of the three lowest daily trading prices for the previous twenty (20) trading days before the date that this note was executed.

The following table reflects the details of the issuance of 9,180,180 shares in respect of Conversion Notices received for a total of $100,000 in principal and $5,582 in accrued interest from CN#2 during the six month period ended June 30, 2015:

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Convertible Notes

(3)	Convertible note due on April 16, 2015 (CN#2)

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
March 26, 2015	6,775	-	0.0115167	588,235
April 1, 2015	50,000	-	0.0115000	4,347,826
April 22, 2015	43,225	5,582	0.0115000	4,244,119
Total	100,000	5,582		9,180,180

As of June 30, 2015,  theprincipal amount and all accrued interest payable with respect to CN#2 was paid in full with issuance of common stock.

(4)	Convertible note due on January 13, 2016 (CN#3)

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

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Convertible Notes

(4)	Convertible note due on January 13, 2016 (CN#3) (cont’d)

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

On January 15, 2015 the Company received net proceeds from Adar totaling $63,750 with respect to the First Note in the total gross amount of $75,000.   Financing fees of $7,500 and legal fees of $3,750 were paid.

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

The carrying value of certain convertible notes (CN#1, CN#2 and CN#3) are as follows

	CN#1	CN#2	CN#3	Total
Carrying value, December 31, 2013	$-	$-	$-	$-
Add: Face value of certain convertible notes	125,000	100,000	-	225,000
Less: unamortized discount	(79,860)	(48,371)		(128,231)
Carrying value, December 31, 2014	45,140	51,629	-	96,769

Add: Face value of certain convertible notes	125,000	-	75,000	200,000

Total Face value of certain convertible notes	250,000	100,000	75,000	425,000
Less: converted face value to shares	(198,000)	(100,000)	-	(298,000)
Less: unamortized discount	(33,744)	-	(40,209)	(73,953)
Carrying value, June 30, 2015	$18,256	-	$34,791	53,047

Amortization of the discount over the six months ended June 30, 2015 totaled $254,278, which amount has been recorded as amortization of discounts on convertible notes and is reflected on the Company’s balance sheet as Convertible Note Liabilities, Net.  The unamortized discount of $73,953 associated with CN#1, CN#2 and CN#3 will be expensed in future periods.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Common Stock and Stock-Based Compensation

Common stock

Shares issued in current period ended June 30, 2015:

Issuances Date		Conversion Price/FMV ($)	Number of shares issued	Amount ($)
February 27, 2015	Conversion of debt	0.0364520	1,141,587	41,613
March 26, 2015	Conversion of debt	0.0115167	588,235	6,775
April 1, 2015	Conversion of debt	0.0115000	4,347,826	50,000
April 17, 2015	Conversion of debt	0.0239200	659,114	15,766
April 22, 2015	Conversion of debt	0.0115000	4,244,119	48,807
April 29, 2015	Conversion of debt	0.0208000	1,013,171	21,074
May 7, 2015	Conversion of debt	0.0130000	2,029,715	26,386
May 21, 2015	Conversion of debt	0.0130000	2,035,616	26,463
June 2, 2015	Conversion of debt	0.0141445	1,875,620	26,530
June 8, 2015	Conversion of debt	0.0141440	2,097,405	29,666
June 18, 2015	Services rendered	0.0330000	1,239,913	40,917
June 29, 2015	Conversion of debt	0.0145600	1,269,592	18,485
Total			22,541,913	352,482

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

As of June 30, 2015 and December 31, 2014, there were a total of 199,136,035 and 176,594,122 shares issued and outstanding, respectively.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Common Stock and Stock-Based Compensation (continued)

Stock award and stock option

On October 17, 2014 the Company’s Board of Directors approved a 2014 Stock Option and Award Plan. Under the Stock Option and Award Plan, the Company awarded Mr. Woywod, director of the Company, 500,000 common shares and Mr. Harney, director of the Company, 3,000,000 common shares, all of which were fully vested on the date of issue.  The Company also granted Mr. Woywod 500,000 incentive stock options at an exercise price of $0.03 per share for a term of 2 years form the date of grant, which options also vested immediately.

Stock Award

As a result of the stock awards granted, the Company recorded stock based compensation expenses totaling $74,550 as consulting fees during the year ended December 31, 2014.

Stock Option

The following tables summarize the information concerning stock options outstanding as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Shares	Weighted Average Exercise Price $	Shares	Weighted Average Exercise Price $
Outstanding at beginning of the year	500,000	0.03	-	-
Granted	-	-	500,000	0.03
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	500,000	0.03	500,000	0.03

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$0.03	500,000	1.30	500,000

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

Share Purchase Warrants

During the year ended December 31, 2014 the Company issued a 2-year warrant entitling the holders to acquire an additional 93,333 shares of common stock at an exercise price of $0.30 per share.

As June 30, 2015 and December 31, 2014, the following share purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2013	856,667	0.12
Granted	93,333	0.30
Forfeited/Canceled	-	-
Exercised	-	-
Outstanding – December 31, 2014	950,000	0.14
Outstanding – June 30, 2015	950,000	0.14
Exercisable – June 30, 2015 and December 31, 2014	950,000	0.14

The intrinsic value of these warrants was $5,667 and 19,833 at June 30, 2015 and December 31, 2014. There was no change in the outstanding warrants during the six months ended June 30, 2015.

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

On August 22, 2014, the Company entered into a convertible loan agreements with an investor (the “CN#1”). The Company received a total of $125,000 which bears interest at 8% per annum and is due on August 22, 2015.  During the period ended June 30, 2015 the Company further received a total of $125,000 in respect to the backend note from CN#1. Interest shall accrue from the advancement date and shall be payable on August 22, 2015. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price equal to 52% of the lowest trading price of the Common Stock as reported on the OTCQB exchange for the twelve (12) prior trading days including the day upon which a Notice of Conversion is received by the Company.

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

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Derivative Liabilities (continued)

As a result of the application of ASC No. 815 in period ended June 30, 2015 the fair value of the conversion feature is summarized as follows:

Balance at December 31, 2013	$23,790
Derivative addition associated with convertible notes	225,000
Recognition of derivative associated with tainted instruments	669,741
December 31, 2014 loss on change in fair value	1,332,898
Balance at December 31, 2014	2,251,429
Derivative addition associated with convertible notes	200,000
Derivative liability reclassified as additional paid in capital associated with conversion of shares	(995,240)
Loss on change in fair value during the period	(320,971)
Balance at June 30, 2015	$1,135,218

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2015 and commitment date:

	Commitment Date	December 31, 2014	June 30, 2015
Expected dividends	0	0	0
Expected volatility	196.14 ~ 219.26%	192.59%	219.13%
Expect term	0.59 ~ 1 years	0.29~0.64 years	0.55~0.66
Risk free interest rate	0.10~0.19%	0.12%	0.11%

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

During the six month ended June 30, 2015 the Company raised $125,000 and $75,000, respectively, under two convertible notes (CN#1 and CN#3) and paid to C&T cash consideration of $26,250 as deferred financing costs.

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

Further by resolution of the Board it was determined that Scherf shall receive additional compensation in the form of 1,000,000 restricted shares of the Company’s common stock as consideration for the translation of the Company’s website, and mobile application into German.  On June 18, 2015, 1,039,913 restricted shares were issued in respect of the translation services provided and the quarterly compensation for the period ended March 31, 2015 as required under the terms of the agreement.  During the period ended June 30, 2015 the contract with Scherf was terminated by mutual agreement of the parties thereto.

(3)	Service Agreement with Wheat Creative LLC

On February 1, 2015 the Company entered into a Services Agreement (the “Agreement”) with Wheat Creative LLC (the “Consultant”), a Nevada Limited Liability Company.   Under the terms of the Agreement, the Consultant shall be engaged to redesign the Company’s mobile app for both iOS and Android.  As consideration for services rendered, the Consultant shall receive a total of 200,000 shares of the Company’s restricted common shares, deliverable upon completion and delivery of the redesign of the Company’s mobile app for both iOS and Android. On June 18, 2015, 200,000 shares were issued upon completion of services rendered as compensation.

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

Note 9 – Related Party Transactions

On August 28, 2014, the Company entered into an employment agreement with David Gasparine, president of the Company, for management services. The employment agreement became effective as of September 1, 2014. Under the employment agreement, the base salary is of $36,000 per annum, paid monthly. The amount of base salary shall be determined by the Board of Directors and may be increased, but not decreased, from time to time by the Board of Directors of the Company. In addition to the base salary, Mr. Gasparine shall be eligible for periodic bonuses in amounts to be determined by the Board of Directors.  In January 2015 the board agreed to increase Mr. Gasparine’s salary to $57,600 per year.

During the six month period ended June 30, 2015, the Company paid $28,800 to Mr. Gasparine (June 30, 2014 - $45,378).

Note 10 – Subsequent events

On July 7, 2015 and July 20, 2015 respectively the Company received conversion notices from an investor requesting the conversion of a total of $52,000 in principal and $1,587 in accrued interest by way of issuance of a total of 5,725,112 shares of common stock.

On July 14, 2015, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $90,000 from total loan proceeds of $102,000, which bears interest at 8% per annum and is due on January 6, 2016. Financing fees of $10,000 and legal fees of $2,000 were paid in respect of the note.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of 45% of the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

On July 20, 2015 and July 23, 2015 respectively the Company received conversion notices from an investor requesting the conversion of a total of $20,000 in principal by way of issuance of a total of 2,136,752 shares of common stock.

On July 29, 2015 the Company entered into a convertible loan agreement with an investor. The Company received new proceeds totaling $75,000 from total loan proceeds of $84,000 which bears interest at 8% per annum and is due on July 29, 2016.  An original issue discount of $6,000 and legal fees of $3,000 were paid in respect of the note.  Interest shall accrue from the advancement date and shall be payable on maturity.  Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at 58% multiplied by the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding the applicable Conversion, provided that if at any time the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.01, then in such event the then-current Conversion Factor shall be reduced by 5% for all future Conversions.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 – Subsequent events (cont’d)

On August 3, 2015, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $50,000 from total loan proceeds of $56,000, which bears interest at 8% per annum and is due on August 3, 2016. Financing fees of $3,500 and legal fees of $2,500 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of 45% of the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

On August 10, 2015, the Board of Directors approved that Class B Preferred stock shall be designated as 15,000,000 shares with par value of $0.00001 with voting rights of 1,000 to 1 compared to common, but no conversion rights.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014.

Our net loss for the three and six month periods ended June 30, 2015 and 2014 is as follows:

	Three month ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$7,330	$3,349	$15,645	$7,734

Operating Expenses
Depreciation	2,830	-	5,661	-
Professional fees	10,150	19,128	17,681	27,964
Software development expenses	31,757	6,461	47,145	14,176
Consulting fee	19,614	14,973	39,485	22,955
General and administrative expenses	104,149	11,131	153,495	18,592
Total operating expenses	168,500	51,693	263,467	83,687
Loss from operations	(161,170)	(48,344)	(247,822)	(75,953)

Other Income (Expenses):
Loss on change in fair value of derivative liabilities	887,305	(19,701)	320,971	(16,727)
Interest expenses	(166,079)	(12,675)	(319,189)	(24,107)
Total other income (expenses)	721,226	(32,376)	1,782	(40,834)

Net income (loss)	$560,056	(80,720)	$(246,040)	$(116,787)

During the comparative three and six month periods ended June 30, 2015 and 2014 the Company experienced a substantive increase to consulting fees, software development costs and general and administrative expenses as we expanded our sales force, updated and improved our application software and website, and increased customer identification and cultivation plans, including increased marketing and advertising efforts, all of which activities required more time from our key management and consultants.

Liquidity and Financial Condition

Working Capital
	At June 30, 2015	At December 31, 2014
Current Assets	$68,769	$64,833
Current Liabilities	$1,388,951	$2,492,709
Working Capital (Deficit)	$(1,320,182)	$(2,427,876)

Cash Flows
	Six Month Periods Ended June 30,
	2015	2014
Net cash used in operating activities	$(190,421)	$(57,923)
Net cash provided by financing activities	$170,000	$28,000
Net increase (decrease) in cash during period	$(20,421)	$(29,923)

Operating Activities

Net cash used in operating activities was $190,421 for the six month period ended June 30, 2015 compared with cash used in operating activities of $57,923 in the same period in 2014. The increase in cash used in operating activities is predominantly attributable to various non-cash reconciliation adjustments including accretion of debt discount on convertible notes and the change in the fair value of our derivative liabilities, as well as increases to accounts payable and accrued expenses period over period as we were not able to retire our obligations as they became due.

Investing Activities

There were no investing activities during the six month period ended June 30, 2015 and 2014.

Financing Activities

Net cash provided by financing activities was $170,000 for the six month period ended June 30, 2015 compared to $28,000 of cash provided in the same period in 2014.

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

Our Company has generated revenues of $15,645 and $7,734 in the six month periods ended June 30, 2015 and 2014, respectively, which amounts are not presently sufficient to cover our ongoing quarterly operating expenses. We have never paid dividends and it is unlikely we will generate sufficient earnings in the immediate or foreseeable future to meet our operational overhead. The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2015, we had a working capital deficit of $1,320,182 and have an accumulated deficit of $2,479,003. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The financial statements included herein do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our Company be unable to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1 and April 22, 2015 respectively the Company received conversion notices from an investor with respect to the conversion of a total of $93,225 in principal and $5,582 in accrued interest by way of issuance of a total of 8,591,945 shares of common stock.

On April 17, April 29, 2015 and May 7, 2015 respectively the Company received conversion notices from an investor with respect to the conversion of a total of $60,000 in principal and $3,226 in accrued interest by way of issuance of a total of 3,702,000 shares of common stock.

On June 2, June 8, and June 29, 2015 respectively the Company received conversion notices from an investor with respect to the conversion of a total of $73,000 in principal and $1,681 in accrued interest by way of issuance of a total of 5,242,617 shares of common stock.

On June 18, 2015 the Company issued a total of 200,000 shares of common stock to a third party consulting firm for services rendered.

On June 18, 2015 the Company issued a total of 1,039,913 shares to a third party consulting firm for services rendered.

On July 7, 2015 and July 20, 2015 respectively the Company received conversion notices from an investor requesting the conversion of a total of $52,000 in principal and $1,587 in accrued interest by way of issuance of a total of 5,725,112 shares of common stock.

On July 14, 2015, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $90,000 from total loan proceeds of $102,000, which bears interest at 8% per annum and is due on January 6, 2016. Financing fees of $10,000 and legal fees of $2,000 were paid in respect of the note.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of 45% of the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

On July 20, 2015 and July 23, 2015 respectively the Company received conversion notices from an investor requesting the conversion of a total of $20,000 in principal by way of issuance of a total of 2,136,752 shares of common stock.

On July 29, 2015 the Company entered into a convertible loan agreement with an investor. The Company received new proceeds totaling $75,000 from total loan proceeds of $84,000 which bears interest at a 8% per annum and is due on July 29, 2016.  An original issue discount of $6,000 and legal fees of $3,000 were paid in respect of the note.  Interest shall accrue from the advancement date and shall be payable on maturity.  Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at 58% multiplied by the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding the applicable Conversion, provided that if at any time the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.01, then in such event the then-current Conversion Factor shall be reduced by 5% for all future Conversions.

On August 3, 2015, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $50,000 from total loan proceeds of $56,000, which bears interest at 8% per annum and is due on August 3, 2016. Financing fees of $3,500 and legal fees of $2,500 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of 45% of the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

In respect of the aforementioned  Company will claim an exemption from the registration requirements of the Securities Act of 1933, as amended, for the issuance of the aforementioned shares pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On August 10, 2015, the Board of Directors approved that Class B Preferred stock shall be designated as 15,000,000 shares with par value of $0.00001 with voting rights of 1,000 to 1 compared to common, but no conversion rights.

ITEM 6. EXHIBITS

Exhibit Description	Filed herewith	Form	Exhibit	Incorporated by reference Filing Date
Articles of Incorporation		S-1	3.1	03/18/08
By-laws as currently in effect		S-1	3.2	03/18/08
Agency Agreement with Carter, Terry & Company executed August 8, 2014		10-Q	10.1	08/14/2014
Form of Addendum between the Company and certain investors with convertible loans expiring November 27, 2015		10-Q	10.2	11/19/2014
August 22, 2014 letter agreement between the Company and Quarry Bay Equity Inc.		10-Q	10.3	11/19/2014
Form of employment agreement between the Company and David Gasparine		10-Q	10.4	11/19/2014
2014 Stock Option and Award Plan		10-Q	10.5	11/19/2014
Form of Stock Option Agreement		10-Q	10.6	11/19/2014
Form of Stock Award Agreement		10-Q	10.7	11/19/2014
Form of Note - LG Capital Funding LLC		10-Q	10.8	11/19/2014
Form of Note - JSJ Investments Inc.		10-Q	10.9	11/19/2014
Form of SPA and 8% Convertible Redeemable Notes entered into between the Company and Adar Bays LLC.		8-K	10.1	02/17/2015
Form of Independent Contractor Agreement between the Company and Scherf Corporation		8-K	10.2	02/17/2015
Form of Services Agreement between the Company and Wheat Creative LLC		8-K	10.3	02/17/2015
Form of SPA and 8% Convertible Note - JSJ Investments Inc.	X		10.10
Form of SPA and 8% Convertible Note – St. George Investments LLC	X		10.11
Form of SPA and 8% Convertible Note – GW Holdings Group LLC	X		10.12
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X		31.1
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X		31.2
Certification of Principal Executive and Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X		32.1
Interactive Data files	X		101

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EPOXY, INC.

Date: August 19, 2015	By:	/s/ David Gasparine
	Name:	David Gasparine
	Title:	Chief Executive Officer (Principal Executive Officer), Treasurer, (Principal Financial Officer) Secretary, and Director