Form 10-Q
period 2015-09-30
Epoxy, Inc.
filed 2015-11-16
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

214,788,841 shares of common stock outstanding as of November 13, 2015
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

EPOXY, INC.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Unaudited Consolidated Balance Sheets as of September 30, 2015 and December 31,2014	F-1
Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014	F-2
Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-19

EPOXY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current
Cash	$142,847	$63,953
Accounts receivable	880	880
Prepaid expenses	3,420	-
Deferred financing costs	22,674	-
Total Current Assets	169,821	64,833

Vehicle	12,266	20,758
Trademark and Patent	7,695	7,695

Total Assets	$189,782	$93,286

LIABILITIES
Current
Accounts payable and accrued liabilities	$112,664	$104,213
Loans payable	32,000	32,000
Derivative liabilities	484,733	2,251,429
Convertible notes, net of unamortized discounts	203,838	105,067
Total Current Liabilities	833,235	2,492,709

Total Liabilities	833,235	2,492,709

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.00001 par value;
authorized: 35,000,000 Series A Preferred shares, 25,080,985 issued and outstanding as of September 30, 2015 and December 31, 2014	251	251
authorized: 15,000,000 Series B Preferred shares, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	-	-
Common Stock, $0.00001 par value;
authorized: 480,000,000 shares, 212,481,149 and 176,594,122 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	2,125	1,766
Additional paid-in capital	1,424,763	(168,477)
Accumulated deficit	(2,070,592)	(2,232,963)
Total Stockholders’ Deficit	(643,453)	(2,399,423)
Total Liabilities and Stockholders’ Deficit	$189,782	$93,286

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$9,370	$10,632	$25,015	$18,366

Operating Expenses
Depreciation	2,831	-	8,492	-
General and administrative expenses	110,267	74,922	368,073	158,609
Total operating expenses	113,098	74,922	376,565	158,609

Loss from operations	(103,728)	(64,290)	(351,550)	(140,243)

Other Income (Expenses):
Gain (loss) on change in fair value of derivative liabilities	162,548	198,268	483,519	181,541
Gain (loss) on debt settlement	512,393	(120,804)	512,393	(120,804)
Interest expenses	(162,802)	(88,371)	(481,991)	(112,478)
Total other income (expenses)	512,139	(10,907)	513,921	(51,741)

Net income (loss)	$408,411	$(75,197)	$162,371	$(191,984)

Net income (loss) per share – basic	$0.00	$(0.00)	$0.00	$(0.00)
Net income (loss) per share – diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding – basic	207,239,198	171,206,155	189,687,332	169,835,793
Weighted average shares outstanding – diluted	285,985,419	171,206,155	268,433,552	169,835,793

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from Operating Activities
Net loss	$162,371	$(191,984)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	8,492	-
Share issuance for financing costs	-	24,000
Share issuance for services	40,917	-
Loss on extinguishment of debt	(512,393)	88,185
Los on debt settlement	-	32,619
(Gain) loss on change in fair value of derivative liabilities	(483,519)	(181,541)
Amortization of discounts on convertible notes	423,447	42,287
Amortization of deferred financing costs	34,326	-
Imputed interest	1,849	3,905
Foreign exchange in loan payable	-	(1,001)
Changes in operating assets and liabilities:
Accounts receivables	-	1,450
Prepaid expenses	(3,420)	-
Accrued expenses	18,823	-
Accounts payable	3,001	10,851
Net cash used in operating activities	(306,106)	(171,229)

Cash flows from Financing Activities
Proceeds from sale of common stock	-	28,000
Proceeds from convertible notes	442,000	225,000
Deferred financing costs	(57,000)	-
Proceeds from loan payable	-	20,000
Net cash provided by financing activities	385,000	273,000

Net decrease in cash during the period	78,894	101,771
Cash, beginning of period	63,953	30,467
Cash, end of period	$142,847	$132,238

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$2,986
Income taxes	$-	$-

Supplemental non-cash investing activities:
Shares and warrants reclassified as derivative liability	$-	$40,517
Debt discount on convertible debt due to beneficial conversion feature	-	125,000
Debt discount due to derivative	-	219,500
Derivative liability due to tainting of amended convertible notes	-	769,729
Shares issued for the settlement of debt	-	83,192
Debt principal converted to shares	402,000	-
Accrued interest converted to shares	15,152	-
Derivative liability reclassified as additional paid-in capital	1,133,681	-
Derivative liability – debt discount	442,000	-
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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on April 15, 2015.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Note 2 – Going Concern

For the nine months ended September 30, 2015, the Company used net cash in operations of $306,106. In addition, the Company had a working capital deficit as of September 30, 2015. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2015 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

The following table provides a summary of the fair value of our derivative liabilities as of September 30, 2015 and December 31, 2014:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of September 30, 2015:
Liabilities
Derivative liabilities	$-	$-	$484,733

As of December 31, 2014:
Liabilities
Derivative liabilities	$-	$-	$2,251,429

Note 4- Loans Payable

During the month of July 2014, the Company entered into two 5% one-year promissory notes for a total of $20,000.  At September 30, 2015, the Company is indebted to these unrelated third parties in the amount of $20,000 (December 31, 2014 - $20,000).

At September 30, 2015, the Company is indebted to two unrelated third parties for a total of $12,000 (December 31, 2014 - $12,000). The loans are non-interest bearing and due on demand after maturity. During the nine months ended September 30, 2015, the Company recorded imputed interest of $1,849 in respect of these loans.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Convertible Notes

(1)	Convertible notes originally due on November 27, 2015:

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

On July 16, 2015, the Company amended the terms of the certain convertible loan agreements with four investors for a total of $125,000 due and payable on April 16, 2016. Under the amended terms, a total of $125,000 convertible notes which comes due and payable on November 27, 2015 is extended to the maturity date of April 16, 2016. In addition, the notes were modified whereby the do not become convertible until maturity.

The Company analyzed the conversion feature of above Convertible Notes for derivative accounting consideration under FASB ASC 470 and determined that the conversion feature did not create embedded derivatives.

The Company analyzed the above amendment under ASC 470-60 and concluded that the amendment to the conversion terms qualified as a substantial modification and as such the unamortized discount of $79,103 was recorded as loss on extinguishment of debt. In addition, the fair value of the derivative liabilities associated with the pre modification conversion option in these notes of $591,496 was extinguished resulting in a gain of $591,496. The net gain on extinguishment of liabilities during the nine months ended September 30, 2015 resulting from this substantial modification was $512,393.

The carrying value of certain convertible notes is as follows:
	August 1, 2014 Recalculation	December 31, 2014	September 30, 2015
Face value of certain convertible notes	$125,000	$125,000	$125,000
Less: unamortized discount	(125,000)	(116,702)	-
Carrying value	$-	8,298	$125,000

As at September 30, 2015, the carrying values of the convertible debenture and accrued convertible interest thereon were $125,000 and $9,349, respectively. Amortization of the discounts associated with these notes was $37,599 during the nine months ended September 30, 2015.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Convertible Notes (continued)

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

The following table reflects the issuance of 17,846,932 shares in respect of Conversion Notices received for a total of $250,000 in principal and $9,570 in accrued interest from CN#1 during the nine month period ended September 30, 2015:

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
February 27, 2015	40,000	1,613	0.0364520	1,141,587
April 17, 2015	15,000	766	0.0239200	659,114
April 29, 2015	20,000	1,074	0.0208000	1,013,171
May 7, 2015	25,000	1,386	0.0130000	2,029,715
May 21, 2015	25,000	1,463	0.0130000	2,035,616
June 2, 2015	25,983	547	0.0141445	1,875,620
June 8, 2015	29,017	649	0.0141440	2,097,405
June 29, 2015	18,000	485	0.0145600	1,269,592
July 7, 2015	19,000	546	0.00936	2,088,197
July 20, 2015	33,000	1,041	0.00936	3,636,915
Total	250,000	9,570		17,846,932

As of September 30, 2015, the principal amount and all accrued interest payable with respect to CN#1 was paid in full with issuance of common stock.

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

The following table reflects the details of the issuance of 9,180,180 shares in respect of Conversion Notices received for a total of $100,000 in principal and $5,582 in accrued interest from CN#2 during the nine month period ended September 30, 2015:

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
March 26, 2015	6,775	-	0.0115167	588,235
April 1, 2015	50,000	-	0.0115000	4,347,826
April 22, 2015	43,225	5,582	0.0115000	4,244,119
Total	100,000	5,582		9,180,180

As of September 30, 2015, the principal amount and all accrued interest payable with respect to CN#2 was paid in full with issuance of common stock.

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

The following table reflects the issuance of 7,620,002 shares in respect of Conversion Notices received for a total of $52,000 in principal during the nine month period ended September 30, 2015:

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
July 20, 2015	5,000	-	0.00936	534,188
July 23, 2015	15,000	-	0.00936	1,602,564
August 13, 2015	7,000	-	0.00832	841,346
August 27, 2015	8,000	-	0.005772	1,386,001
September 8, 2015	7,000	-	0.005252	1,332,826
September 16, 2015	10,000	-	0.0052	1,923,077
Total	52,000	-		7,620,002

As of September 30, 2015, the balance payable on CN #3 includes $23,000 in principal from convertible notes and $3,772 in accrued interest payable.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Convertible Notes

(5)	Convertible note due on January 14, 2016 (CN#4)

On July 14, 2015, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $90,000 from total loan proceeds of $102,000, which bears interest at 8% per annum and is due on January 14, 2016. Financing fees of $10,000 and legal fees of $2,000 were paid in respect of the note.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion. As of September 30, 2015, the outstanding principal balance under this note was $102,000.

(6)	Convertible note due on July 29, 2016 (CN#5)

On July 29, 2015 the Company entered into a convertible loan agreement with an investor. The Company received new proceeds totaling $75,000 from total loan proceeds of $84,000 which bears interest at 8% per annum and is due on July 29, 2016.  An original issue discount of $6,000 and legal fees of $3,000 were paid in respect of the note.  Interest shall accrue from the advancement date and shall be payable on maturity.  Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at 58% multiplied by the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding the applicable Conversion, provided that if at any time the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.01, then in such event the then-current Conversion Factor shall be reduced by 5% for all future Conversions. As of September 30, 2015, the outstanding principal balance under this note was $84,000.

(7)	Convertible note due on August 3, 2016 (CN#6)

On August 3, 2015, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $50,000 from total loan proceeds of $56,000, which bears interest at 8% per annum and is due on August 3, 2016. Financing fees of $3,500 and legal fees of $2,500 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion. As of September 30, 2015, the outstanding principal balance under this note was $56,000.

In our evaluation of the financing arrangement, we concluded that the conversion features were not afforded the exemption as a conventional convertible instrument and it did not otherwise meet the conditions set forth in current accounting standards for equity classification. Accordingly, they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities. (See footnote 11 for derivative disclosure)

Additionally, the Company evaluated the convertible notes in note 6 (1) above and concluded that these were tainted due to the variable conversion rate of the above the convertible notes and as such they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities. They were removed from the derivative liabilities upon their substantial modification and extinguishment. (See footnote 9 for derivative disclosure)

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Convertible Notes

The carrying value of certain convertible notes (CN#1, CN#2 and CN#3) are as follows

	CN#1	CN#2	CN#3	Total
Carrying value, December 31, 2013	$-	$-	$-	$-
Add: Face value of certain convertible notes	125,000	100,000	-	225,000
Less: unamortized discount	(79,860)	(48,371)		(128,231)
Carrying value, December 31, 2014	45,140	51,629	-	96,769

Add: Face value of certain convertible notes	125,000	-	75,000	200,000

Total Face value of certain convertible notes	250,000	100,000	75,000	425,000
Less: converted face value to shares	(250,000)	(100,000)	(52,000)	(402,000)
Less: unamortized discount	-	-	(11,052)	(11,052)
Carrying value, September 30, 2015	$-	-	$11,948	11,948

The carrying value of certain convertible notes (CN#4 CN#5 and CN#6) are as follows

	CN#4	CN#5	CN#6	Total
Carrying value, December 31, 2014	$-	$-	$-	$-

Add: Face value of certain convertible notes	102,000	84,000	56,000	242,000

Total Face value of certain convertible notes	102,000	84,000	56,000	242,000
Less: converted face value to shares	-	-	-	-
Less: unamortized discount	(58,443)	(69,541)	(47,126)	(175,110)
Carrying value, September 30, 2015	$43,557	14,459	$8,874	$66,890

Amortization of the discount over the nine months ended September 30, 2015 totaled $385,848, which amount has been recorded as interest expense.  The unamortized discount of $186,162 associated with above notes (CN #1 to CN#6) will be expensed in future periods.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Common Stock and Stock-Based Compensation

Common stock

Shares issued in current period ended September 30, 2015:
Issuances Date		Conversion Price/FMV ($)	Number of shares issued	Amount ($)
February 27, 2015	Conversion of debt	0.0364520	1,141,587	41,613
March 26, 2015	Conversion of debt	0.0115167	588,235	6,775
April 1, 2015	Conversion of debt	0.0115000	4,347,826	50,000
April 17, 2015	Conversion of debt	0.0239200	659,114	15,766
April 22, 2015	Conversion of debt	0.0115000	4,244,119	48,807
April 29, 2015	Conversion of debt	0.0208000	1,013,171	21,074
May 7, 2015	Conversion of debt	0.0130000	2,029,715	26,386
May 21, 2015	Conversion of debt	0.0130000	2,035,616	26,463
June 2, 2015	Conversion of debt	0.0141445	1,875,620	26,530
June 8, 2015	Conversion of debt	0.0141440	2,097,405	29,666
June 18, 2015	Services rendered	0.0330000	1,239,913	40,917
June 29, 2015	Conversion of debt	0.0145600	1,269,592	18,485
July 7, 2015	Conversion of debt	0.00936	2,088,197	19,546
July 20, 2015	Conversion of debt	0.00936	4,171,103	39,041
July 23, 2015	Conversion of debt	0.00936	1,602,564	15,000
August 13, 2015	Conversion of debt	0.00832	841,346	7,000
August 27, 2015	Conversion of debt	0.005772	1,386,001	8,000
September 8, 2015	Conversion of debt	0.005252	1,332,826	7,000
September 16, 2015	Conversion of debt	0.0052	1,923,077	10,000
Total			35,887,027	458,069

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

As of September 30, 2015 and December 31, 2014, there were a total of 212,481,149 and 176,594,122 shares issued and outstanding, respectively.

Stock award and stock option

On October 17, 2014 the Company’s Board of Directors approved a 2014 Stock Option and Award Plan. Under the Stock Option and Award Plan, the Company awarded Mr. Woywod, director of the Company, 500,000 common shares and Mr. Harney, director of the Company, 3,000,000 common shares, all of which were fully vested on the date of issue.  The Company also granted Mr. Woywod 500,000 incentive stock options at an exercise price of $0.03 per share for a term of 2 years from the date of grant, which options also vested immediately.

Stock Award

As a result of the stock awards granted, the Company recorded stock based compensation expenses totaling $74,550 as consulting fees during the year ended December 31, 2014.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Common Stock and Stock-Based Compensation (continued)

Stock award and stock option (cont’d)

Stock Option

The following tables summarize the information concerning stock options outstanding as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Shares	Weighted Average Exercise Price $	Shares	Weighted Average Exercise Price $
Outstanding at beginning of the year	500,000	0.03	-	-
Granted	-	-	500,000	0.03
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	500,000	0.03	500,000	0.03

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$0.03	500,000	1.05	500,000

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

As September 30, 2015 and December 31, 2014, the following share purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2013	856,667	0.12
Granted	93,333	0.30
Forfeited/Canceled/Expired	-	-
Exercised	-	-
Outstanding – December 31, 2014	950,000	0.14
Forfeited/Canceled/Expired	616,667	0.05
Exercised	-	-
Outstanding – September 30, 2015	333,333	0.3
Exercisable – September 30, 2015	333,333	0.26

The intrinsic value of these warrants was $0 and $19,833 at September 30, 2015 and December 31, 2014.

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

On July 14, 2015, the Company entered into a convertible loan agreement with an investor (the “CN#4”). The Company received net proceeds totaling $90,000 from total loan proceeds of $102,000, which bears interest at 8% per annum and is due on January 14, 2016. Financing fees of $10,000 and legal fees of $2,000 were paid in respect of the note.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

On July 29, 2015 the Company entered into a convertible loan agreement with an investor (the “CN#5”). The Company received cash proceeds of $75,000 from total loan proceeds of $84,000 which bears interest at 8% per annum and is due on July 29, 2016.  An original issue discount of $6,000 and legal fees of $3,000 were paid in respect of the note.  Interest shall accrue from the advancement date and shall be payable on maturity.  Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at 58% multiplied by the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding the applicable Conversion, provided that if at any time the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.01, then in such event the then-current Conversion Factor shall be reduced by 5% for all future Conversions.

On August 3, 2015, the Company entered into a convertible loan agreement with an investor (the “CN#6). The Company received net proceeds totaling $50,000 from total loan proceeds of $56,000, which bears interest at 8% per annum and is due on August 3, 2016. Financing fees of $3,500 and legal fees of $2,500 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

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

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Derivative Liabilities (continued)

As a result of the application of ASC No. 815 in period ended September 30, 2015 the fair value of the conversion feature is summarized as follows:

Balance at December 31, 2013	$23,790
Derivative addition associated with convertible notes	225,000
Recognition of derivative associated with tainted instruments	669,741
December 31, 2014 loss on change in fair value	1,332,898
Balance at December 31, 2014	2,251,429
Derivative additions associated with convertible notes	442,000
Extinguishment of derivative liabilities	(591,496)
Derivative liability reclassified as additional paid-in capital associated with conversion of debt	(1,133,681)
Loss on change in fair value during the period	(483,519)
Balance at September 30, 2015	$484,733

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2015 and commitment date:

	Commitment Date	December 31, 2014	September 30, 2015
Expected dividends	0	0	0
Expected volatility	196.14 ~ 219.26%	192.59%	219.13%
Expect term	0.59 ~ 1 years	0.29~0.64 years	0.55~0.66
Risk free interest rate	0.10~0.19%	0.12%	0.11%

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

During the nine month ended September 30, 2015 the Company raised $125,000 and $75,000, respectively, under two convertible notes (CN#1 and CN#3) and paid to C&T cash consideration of $20,000 as deferred financing costs.

During the nine month ended September 30, 2015 the Company raised $102,000 and $56,000, respectively, under two convertible notes (CN#4 and CN#6) and paid to C&T cash consideration of $13,500 as deferred financing costs.

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

Note 9 – Related Party Transactions

On August 28, 2014, the Company entered into an employment agreement with David Gasparine, president of the Company, for management services. The employment agreement became effective as of September 1, 2014. Under the employment agreement, the base salary is of $36,000 per annum, paid monthly. The amount of base salary shall be determined by the Board of Directors and may be increased, but not decreased, from time to time by the Board of Directors of the Company. In addition to the base salary, Mr. Gasparine shall be eligible for periodic bonuses in amounts to be determined by the Board of Directors.  In January 2015 the board agreed to increase Mr. Gasparine’s salary to $57,600 per year, with a further salary increase to $72,000 per annum effective October 1, 2015.

During the nine month period ended September 30, 2015, the Company paid $43,200 to Mr. Gasparine (September 30, 2014 - $31,286).

Note 10 – Subsequent events

On October 6, 2015, the Board of Directors authorized the issuance of 1,000,000 Class B preferred shares to David Gasparine, the CEO, for services rendered to the corporation.  The shares which will be issued to David Gasparine Corporation are not registered under the Securities Act. These shares will be issued relying upon the exemption from the registration requirements provided under Sections 4(a) or 3(b) of the Securities Act.

On October 13, 2015 the Company received conversion notices from an investor requesting the conversion of a total of $12,000 in principal by way of issuance of a total of 2,307,692 shares of common stock.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we d o not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

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

Current Business

On July 19, 2013, the Company entered into an agreement to purchase Couponz, Inc. (“Couponz”), a company incorporated in the State of Nevada.  Under the agreement, the Company had the right to acquire 100% of the ownership of Couponz, Inc. in exchange for the issuance of 24,514,319 shares of preferred stock of the Company and $100,000. The agreement provided for the preferred shares issued to be designated as 1 share of preferred to carry 15 shares of common voting rights and to be convertible into common  shares on the basis of 2.5 shares of common for each 1 share of preferred. Mr. David Gasparine, the sole director of Epoxy Inc., is also the controlling shareholder of Couponz, Inc., and, as such, the transaction is considered to be non-arm’s length.  Mr. Gasparine became the controlling shareholder of the Company concurrent with the completion of the transaction.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months Ended September 30 30, 2014.

Our net loss for the three and nine month periods ended September 30, 2015 and 2014 is as follows:

	Three month ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$9,370	$10,632	$25,015	$18,366

Operating Expenses
Depreciation	2,831	-	8,492	-
Professional fees	13,393	16,559	31,074	27,964
Software development expenses	35,207	9,960	82,352	14,176
Consulting fee	26,513	29,741	65,998	22,955
General and administrative expenses	35,154	18,662	188,649	18,592
Total operating expenses	113,098	51,693	376,565	83,687
Loss from operations	(103,728)	(48,344)	(351,550)	(75,953)

Other Income (Expenses):
Gain (loss) on change in fair value of derivative liabilities	162,548	198,268	483,519	181,541
Gain (loss) on debt extinguishment	512,393	(120,804)	512,393	(120,804)
Interest expenses	(162,802)	(88,371)	(481,991)	(112,478)
Total other income (expenses)	512,139	(10,907)	513,921	(51,741)

Net income (loss)	$408,411	$(75,197)	$162,371	$(191,984)

During the comparative three and nine month periods ended September 30, 2015 and 2014 the Company experienced a substantive increase to consulting fees, software development costs and general and administrative expenses as we expanded our sales force, updated and improved our application software and website, and increased customer identification and cultivation plans, including increased marketing and advertising efforts, all of which activities required more time from our key management and consultants.

Liquidity and Financial Condition

Working Capital
	At September 30, 2015	At December 31, 2014
Current Assets	$169,821	$64,833
Current Liabilities	$833,235	$2,492,709
Working Capital (Deficit)	$(663,414)	$(2,427,876)

Cash Flows
	Nine Month Periods Ended September 30,
	2015	2014
Net cash used in operating activities	$(306,106)	$(171,229)
Net cash provided by financing activities	$385,000	$273,000
Net increase (decrease) in cash during period	$78,894	$101,771
Operating Activities

Net cash used in operating activities was $306,106 for the nine month period ended September 30, 2015 compared with cash used in operating activities of $171,229 in the same period in 2014. The increase in cash used in operating activities is predominantly attributable to various non-cash reconciliation adjustments including accretion of debt discount on convertible notes and the change in the fair value of our derivative liabilities, as well as increases to accounts payable and accrued expenses period over period as we were not able to retire our obligations as they became due.

Investing Activities

There were no investing activities during the nine month period ended September 30, 2015 and 2014.

Financing Activities

Net cash provided by financing activities was $385,000 for the nine month period ended September 30, 2015 compared to $273,000 of cash provided in the same period in 2014.

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

Our Company has generated revenues of $25,015 and $18,366 in the nine month periods ended September 30, 2015 and 2014, respectively, which amounts are not presently sufficient to cover our ongoing quarterly operating expenses. We have never paid dividends and it is unlikely we will generate sufficient earnings in the immediate or foreseeable future to meet our operational overhead. The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2015, we had a working capital deficit of $663,414 and have an accumulated deficit of $2,070,592. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The financial statements included herein do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our Company be unable to continue as a going concern.

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

Recent Accounting Pronouncements

On September 25, 2015, the FASB issued Accounting Standards Update, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. This amendment will not have a material impact on our financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 13, 2015 the Company received conversion notices from an investor requesting the conversion of a total of $7,000 in principal by way of issuance of a total of 841,346 shares of common stock.

On August 27, 2015 the Company received conversion notices from an investor requesting the conversion of a total of $8,000 in princpial by way of issuance of a total of 1,386,001 shares of common stock.

On September 8, 2015 the Company received conversion notices from an investor requesting the conversion of a total of $7,000 in principal by way of issuance of a total of 1,332,826 shares of common stock.

On September 16, 2015 the Company received conversion notices from an investor requesting the conversion of a total of 10,000 in principal by way of issuance of a total of 1,923,077 shares of common stock.

On October 6, 2015, the Board of Directors authorized the issuance of 1,000,000 Class B preferred shares to David Gasparine, the CEO, for services rendered to the corporation.  The shares which will be issued to David Gasparine Corporation are not registered under the Securities Act. These shares will be issued relying upon the exemption from the registration requirements provided under Sections 4(a) or 3(b) of the Securities Act.

On October 13, 2015 the Company received conversion notices from an investor requesting the conversion of a total of $12,000 in principal by way of issuance of a total of 2,307,692 shares of common stock.

In respect of the aforementioned shares issued to an investor the Company will claim an exemption from the registration requirements of the Securities Act of 1933, as amended, for the issuance of the shares pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale.

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

On October 1, 2015 the Board of Directors approved a salary increase for the Company’s President and Director to $72,000 per annum.

On October 6, 2015, the Board of Directors authorized the issuance of 1,000,000 Class B preferred shares to David Gasparine, the CEO, for services rendered to the corporation.  The shares which will be issued to David Gasparine Corporation are not registered under the Securities Act. These shares will be issued relying upon the exemption from the registration requirements provided under Sections 4(a) or 3(b) of the Securities Act.

ITEM 6. EXHIBITS

Exhibit Description	Filed herewith	Form	Exhibit	Incorporated by reference Filing Date
Articles of Incorporation		S-1	3.1	03/18/08
Certificate of Designation		8-K	3.1	10/15/2015
By-laws as currently in effect		S-1	3.2	03/18/08
Agency Agreement with Carter, Terry & Company executed August 8, 2014		10-Q	10.1	08/14/2014
Form of Addendum between the Company and certain investors with convertible loans expiring November 27, 2015		10-Q	10.2	11/19/2014
August 22, 2014 letter agreement between the Company and Quarry Bay Equity Inc.		10-Q	10.3	11/19/2014
Form of employment agreement between the Company and David Gasparine		10-Q	10.4	11/19/2014
2014 Stock Option and Award Plan		10-Q	10.5	11/19/2014
Form of Stock Option Agreement		10-Q	10.6	11/19/2014
Form of Stock Award Agreement		10-Q	10.7	11/19/2014
Form of Note - LG Capital Funding LLC		10-Q	10.8	11/19/2014
Form of Note - JSJ Investments Inc.		10-Q	10.9	11/19/2014
Form of SPA and 8% Convertible Redeemable Notes entered into between the Company and Adar Bays LLC.		8-K	10.1	02/17/2015
Form of Independent Contractor Agreement between the Company and Scherf Corporation		8-K	10.2	02/17/2015
Form of Services Agreement between the Company and Wheat Creative LLC		8-K	10.3	02/17/2015
Form of SPA and 8% Convertible Note - JSJ Investments Inc.		10-Q	10.10	08/19/2015
Form of SPA and 8% Convertible Note – St. George Investments LLC		10-Q	10.11	08/19/2015
Form of SPA and 8% Convertible Note – GW Holdings Group LLC		10-Q	10.12	08/19/2015
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X		31.1
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X		31.2
Certification of Principal Executive and Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X		32.1
Interactive Data files	X		101

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EPOXY, INC.

Date: November 16, 2015	By:	/s/ David Gasparine
	Name:	David Gasparine
	Title:	Chief Executive Officer (Principal Executive Officer), Treasurer, (Principal Financial Officer) Secretary, and Director