Form 10-K
period 2015-12-31
Epoxy, Inc.
filed 2016-04-14
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $12,011,760 based on the closing price of $0.04 as reported as of June 30, 2015 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of April 13, 2016, there were 321,404,050 shares of common stock, par value $0.00001 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INDEX

TABLE OF CONTENTS

Page
PART I

Item 1	Business
Item 1A	Risk Factors
Item 1B	Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Mine Safety Disclosures

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information

PART III

Item 10	Directors, Executive Officers and Corporate Governance
Item 11
Item 11
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence
Item 14	Principal Accounting Fees and Services

PART IV

Item 15	Exhibits, Financial Statement Schedules

SIGNATURES

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

Epoxy’s goals and objectives are as follows:

1.	Setup a board of advisors that specialize in
A.	Advertising/PR
B.	Sales
C.	Development (App/Web) –Dave

2..	Short Term
A.	Reach a specific # of Merchants (Paying Customers)
B.	Increase # of App Users
i. As well as # of times’s a user opens the app (# of interactions)

C.	Improve Marketing/Branding
i. Have “PR” staff visiting businesses (i.e. Epoxy Day) where we show users how the app works
ii. Work with (incentivize) employees of our customer’s businesses
3.	Medium/Long Term

A.	Geographical Expansion
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

Marketing Plan

Our primary marketing plan is through use of public relations and face to face meetings with business owners and retail chains or franchises. These efforts include attending various independent and franchised businesses to perform demonstrations of our app, and joining events such as “The Bite of Las Vegas”, an annual food festival in Las Vegas, Nevada which features restaurants from across the Las Vegas Valley, to gain exposure to local markets as well as potential app users.  We are also branching out to markets outside Nevada, such as certain California based business operations and have recently secured several California based customers.

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

Economics

Facts about Mobile Markets:

I.   According to Statistica.com, a statistics portal that combines Statistics and Studies from over 18,000 sources, there were approximately 179,628,000,000 mobile app downloads in 2015 on smartphones, with app revenues totaling over $41,000,000,000.  (Source: http://www.statista.com/statistics/266488/forecast-of-mobile-app-downloads/).  This is expected to increase to over 268,000,000,000 downloads in fiscal 2017 with projected revenues of over 50 billion dollars.

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

-	Our sales payment structure is a commission-based system. At our current stage a commission based payment structure is the most conducive to our business.

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

Currently Yelp remains our primary competitor for the “Reviews” feature of Epoxy. Groupon, Living Social and Amazon Deals are competitors for the “Offer” features of Epoxy.

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

Strategy

Initial Strategy is to spend time targeting small-medium size businesses in Nevada, California and other individual markets that have a positive reputation and good product. Advertising campaigns will be geared towards explaining the benefits of Epoxy membership as well as how simple it is to use.

Secondary Strategy will be affiliated marketing strategies that will enable us to expand our reach through these networks and place our brand into larger national chains.

Promotion

We primarily utilize a multi-faceted approach to initially promote our business to merchants, including but not limited to billboards, direct contact by sales staff, sales videos, and web-based promotion.  Additionally, we also utilize the customer base within the app to help reach our merchants via a word-of-mouth recommendation program the enables users to recommend Epoxy to business owners for a reward.

Pricing

Our pricing is a monthly recurring fee of $50/month and we will not require a contract.  As we expand our business we expect to offer tiered pricing levels for chains or franchises that agree to use our service at multiple locations.  Reduced pricing on these larger businesses reach certain retail location thresholds are currently under consideration.

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

Research and Development Activities and Costs

Research and Development activities are not applicable to our business model.  We undertake ongoing software development activities to fit our application to the changing marketplace and these costs are expensed as incurred. During the fiscal year ended December 31, 2015, software development expenses increased to $152,471 from $28,310 in 2014 as we made substantive improvements to our application and its features.

Employees

The Company has one employee, who is also an Officer and Director of the Company. Our Officers perform all of the job functions for the Company. The Company is considering adding additional employees in the form of a sales force during fiscal 2016, however presently all additional sales assistance is provided on a consulting basis. The Company from time to time may retain independent consultants in connection with its operations to provide specialised services such as accounting, public relations, investor relations and software development services.

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

2. AS WE HAVE RECOGNIZED LIMITED REVENUES SINCE OUR INCEPTION, THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our financial statements included with this Form 10-K have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2015. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditor’s have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. If we plan to seek additional funds through private placements of our common stock, you may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve sufficient revenues to cover our costs or find financing, then we likely will be forced to cease operations and investors will likely lose their entire investment, investors may lose their entire investment.

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

4. OUR MANAGEMENT CONTROLS A LARGE BLOCK OF OUR COMMON STOCK THAT WILL ALLOW THEM TO CONTROL THE COMPANY.

As of March 31, 2016, our officers and directors owned approximately 64% of our outstanding Series A preferred stock, and 100% of our Series B preferred stock, which cumulatively provides approximately 74% voting control. As a result, our officers/directors, along with the few of the major shareholders, will have the ability to control substantially all matters submitted to our stockholders for approval including:

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

RISK FACTORS RELATING TO OUR COMMON STOCK

5. ALTHOUGH OUR STOCK IS QUOTED ON THE OTCPINK PURCHASERS OF OUR SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

Our stock is quoted on the OTCPINK, and while we have a relatively active trading market in our securities it may not be sustained. If no active market is maintained for our common stock, it will be difficult for you to sell any shares you purchase in our Company. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. This may result in an inability to realize any value from your investment.

6. FUTURE SALES OF SHARES BY EXISTING CONTROLLING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE. FURTHER, CERTAIN SHARES OF OUR COMMON STOCK ARE RESTRICTED FROM IMMEDIATE RESALE.

If our existing controlling stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2016, we have 303,793,988 common shares issued and outstanding. Our officers/directors own 16 million preferred shares which are convertible on a ratio of 2.5 to 1 into common shares, or 40,000,000 common shares. If in the future, if they decide to sell their shares or if it is perceived that they will be sold, to the extent permitted by the Rules 144 and 701 under the Securities Act, the trading price of our common stock could decline.

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

8. HOLDERS OF OUR COMMON STOCK HAVE A RISK OF POTENTIAL DILUTION IF WE ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE.

Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our common stock, the future issuance of additional shares of our common stock would cause immediate, and potentially substantial, dilution to the net tangible book value of those shares of common stock that are issued and outstanding immediately prior to such transaction. Any future decrease in the net tangible book value of our issued and outstanding shares could have a material effect on the market value of the shares. Presently we continue to finance our shortfall in operations by way of the sale of our common stock to investors.

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

As of December 31, 2015 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is quoted on the OTC Markets Inc. owned and operated Inter-dealer Quotation System (“OTCPINK”) under the symbol "EPXY".  The following table sets forth, for the quarters indicated, the high and low closing bid prices per share of our common stock on OTC Markets Inc., reported by the National Association of Securities Dealers Composite Feed or other qualified interdealer quotation medium. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Information provided below represents the two years ended December 31, 2015.

Year ended December 31, 2015	High	Low
First Quarter	$0.17	$0.053
Second Quarter	$0.078	$0.028
Third Quarter	$0.043	$0.0105
Fourth Quarter	$0.0176	$0.0033

Year ended December 31, 2014	High	Low
First Quarter	$0.0075	$0.045
Second Quarter	$0.0159	$0.0055
Third Quarter	$0.0561	$0.0084
Fourth Quarter	$0.065	$0.0188

(b) Holders of Common Stock

As of March 31, 2016, there were approximately Twenty-Two (22) holders of record of our Common Stock and 303,793,988 shares issued and outstanding.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information, as of December 31, 2015, with respect to our compensation plans under which common stock is authorized for issuance.

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

(1)
On October 17, 2014 the Company’s Board of Directors approved a 2014 Stock Option and Award Plan, approving the issuance of up to 10,000,000 shares of the Company’s common stock. Concurrently, under the 2014 Stock Option and Award Plan, the Company granted Mr. Woywod, director of the Company, 500,000 stock awards and Mr. Harney, director of the Company, 3,000,000 stock awards, all of which were fully vested on the date of issue.  The Company also granted Mr. Woywod 500,000 incentive stock options at an exercise price of $0.03 per share for a term of 2 years form the date of grant, which options also vested immediately.  Presently there remain 6,000,000 shares available for grant under the 2014 Stock Option and Award Plan

(e) Recent Sales of Unregistered Securities

On January 22, 2016 the Company issued 10,524,653 shares of common stock to JSJ Investments in respect to a debt conversion notice for a total of $14,997.63 in principal at $0.0014250 per share.

On January 25, 2016, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $30,000 from total loan proceeds of $35,000, which bears interest at 8% per annum and is due on January 25, 2017. Financing fees of $3,000 and legal fees of $2,000 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of 52% of the lowest trading prices for the previous twelve (12) trading days to the date of conversion.

On February 8, 2016 the Company issued 1,891,905 shares of common stock to GW Holdings Group LLC in respect to a debt conversion notice for a total of $5,000 in principal and $202.74 in accrued interest at $0.00275 per share.

On February 11, 2015 the Company issued 7,812,500 shares of common stock to St George Investments LLC in respect to a debt conversion notice for a total of $15,000 in principal at $0.00192 per share.

On February 23, 2016 the Company issued 3,163,138 shares of common stock to GW Holdings Group LLC in respect to a debt conversion notice for a total of $5,000 in principal and $219.18 in accrued interest at $0.00165 per share.

On February 26, 2016 the Company issued 10,524,653 shares of common stock to JSJ Investments in respect to a debt conversion notice for a total of $19,470.61 in principal at $0.0018500 per share.

On March 7, 2016 the Company issued 4,757,658 shares of common stock to GW Holdings Group LLC in respect to a debt conversion notice for a total of $5,000 in principal and $233.42 in accrued interest at $0.00110 per share.

On March 7, 2016 the Company issued 14,150,943 shares of common stock to St George Investments LLC in respect to a debt conversion notice for a total of $15,000 in principal at $0.00106 per share.

On March 7, 2016 the Company issued 10,524,653 shares to JSJ Investments in respect to a debt conversion notice for a total of $13,506.64 in principal at $0.0012833 per share.

On March 28, 2016 the Company issued 14,190,567 shares to JSJ Investments in respect to a debt conversion notice for a total of $12,487.70 in principal at $0.00088 per share.

On April 7, 2016 the Company issued 17,610,063 shares to St George Investments LLC in respect to a debt conversion notice for a total of $14,000 in principal at $0.000795 per share.

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

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2015 or December 31, 2014.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

Results of Operations for the years ended December 31, 2015 and 2014

During the fiscal years ended December 31, 2015 and 2014, the Company generated $30,398 and $25,896 in revenues respectively.  The increase in revenues was due to the expansion of our customer base.

As at December 31, 2015 and 2014, the Company had $5,883 and $63,953 in cash, prepaid expenses of $4,558 and $nil, deferred financing costs of $9,638 and $nil and accounts receivable of $880 and $880, for total current assets of $20,959 and $64,833 respectively.

During the fiscal year ended December 31, 2015, the Company incurred total operating expenses of $1,413,460, as compared to total operating expenses of $373,182 for the same period last year. The significant increase in operating expenses was due to an increase of stock based compensation of $866,100, compared to $nil in 2014, in relation to issuance of certain Series B preferred shares to our sole officer and director. In addition, software development expenses increased to $152,471 from $28,310 in 2014 as we made substantive improvements to our application and its features. The operating loss for the fiscal year ended December 31, 2015 was $1,383,062 as compared to a net loss of $347,286 for the same period last year.

In addition, the Company recorded various other expenses during fiscal 2015 as a result of certain financing agreements, including a gain on the change in fair value of derivatives totaling $606,898, and a gain on debt settlement of $496,212 as compared to a loss on change in fair value of derivative liabilities of $1,332,900 and a loss on debt settlement in fiscal 2014.  Further the Company incurred $601,243 in interest expenses in fiscal 2015 as compared to $146,883 in the prior fiscal year as a result of the entry into additional convertible notes.
The net loss in fiscal 2015 totaled $881,195 as compared to $1,947,873 in 2014.

The Company used net cash in operations of $443,070 and $216,869 during the twelve month periods ended December 31, 2015 and 2014, respectively, provided net cash in investing activities of $22,645 during fiscal 2014 and used net cash in investing activities of $nil in fiscal 2015.   During the twelve-month period ended December 31, 2015 and December 31, 2014, we generated cash from financing activities including loans, convertible notes and share sales of $385,000 and $273,000, respectively.

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

Going Concern

The Company experienced operating losses of $(1,383,062) and $(347,286) over the two most recent fiscal years The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 3.)

Liquidity and Capital Resources

As of December 31, 2015, the Company had total current assets of $20,959, and total current liabilities of $751,778. The Company has limited financial resources available outside revenues generated from sales, funds it has obtained through use of convertible debt instruments and loans with third parties.  While the Company is expecting to continue to generate revenue and achieve profitable operations in the current fiscal year, it is possible that without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it may need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

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

Significant changes in the number of employees

As of March 31, 2016, we had one employee and one officer. We are dependent upon our officers and directors for our future business development, as well as a small team of sales consultants. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments due by Period
Contractual Obligations
At December 31, 2015	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Loan payable	$32,000	$-	$-	$-	$32,000
Convertible Debt	$367,000	$-	$-	$-	$367,000
Capital Lease Obligations	$-	$-	$-	$-	$-
Long-Term Debt Obligations	$-	$-	$-	$-	$-

The above table outlines our obligations as of December 31, 2015 and does not reflect any changes in our obligations that have occurred after that date.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Epoxy, Inc.

Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Epoxy, Inc. and its subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epoxy, Inc. and its subsidiaries as of December 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for each of the years then in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 14, 2016

EPOXY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current
Cash	$5,883	$63,953
Accounts receivable	880	880
Prepaid expenses	4,558	-
Deferred financing costs	9,638	-
Total Current Assets	20,959	64,833

Vehicle	9,436	20,758
Trademark and Patent	7,695	7,695

Total Assets	$38,090	$93,286

LIABILITIES
Current
Accounts payable and accrued liabilities	$146,433	$104,213
Loans payable	32,000	32,000
Derivative liabilities	296,090	2,251,429
Convertible notes, net of unamortized discounts	277,255	105,067
Total Current Liabilities	751,778	2,492,709

Total Liabilities	751,778	2,492,709

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.00001 par value;
authorized: 35,000,000 Series A Preferred shares, 25,080,985 issued and outstanding as of December 31, 2015 and December 31, 2014	251	251
authorized: 15,000,000 Series B Preferred shares, 1,000,000 and 0 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	10	-
Common Stock, $0.00001 par value;
authorized: 850,000,000 shares, 226,253,317 and 176,594,121 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	2,263	1,766
Additional paid-in capital	2,397,946	(168,477)
Accumulated deficit	(3,114,158)	(2,232,963)
Total Stockholders’ Deficit	(713,688)	(2,399,423)
Total Liabilities and Stockholders’ Deficit	$38,090	$93,286

The accompanying notes are an integral part of these consolidated financial statements

EPOXY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2015	2014

Revenue	$30,398	$25,896

Operating Expenses
Depreciation	11,322	1,887
Software research and development	152,471	28,310
General and administrative expenses	1,249,667	342,985
Total operating expenses	1,413,460	373,182

Loss from operations	(1,383,062)	(347,286)

Other Income (Expenses):
Gain (loss) on change in fair value of derivative liabilities	606,898	(1,332,900)
Gain (loss) on debt settlement	496,212	(120,804)
Interest expenses	(601,243)	(146,883)
Total other income (expenses)	501,867	(1,600,587)

Net income (loss)	$(881,195)	$(1,947,873)

Net income (loss) per share – basic	$0.00	$(0.01)

Weighted average shares outstanding – basic	198,573,462	171,376,249

The accompanying notes are an integral part of these consolidated financial statements

EPOXY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Preferred Stock	Common Stock
	Series A Preferred shares	Par Value	Series B Preferred shares	Par Value	Shares	Par Value	Additional Paid- in Capital	Accumulated Deficit	Total Paid-in Equity

Balance, December 31, 2013	25,080,985	$251	-	$-	168,824,706	$1,688	$152,689	$(285,090)	$(130,462)
Private placement for common shares	-	-		-	933,333	9	27,991	-	28,000
Shares issued as financing costs	-	-		-	807,482	8	23,992	-	24,000
Shares issued for debt settlement	-	-		-	2,528,600	26	83,165	-	83,191
Stock award granted	-	-		-	3,500,000	35	74,515	-	74,550
Stock option granted	-	-		-	-	-	9,832	-	9,832
Beneficial conversion feature from amended convertible notes	-	-		-	-	-	125,000	-	125,000
Recognition of derivative associated with tainted instruments	-	-		-	-	-	(669,741)	-	(669,741)
Imputed interest	-	-		-	-	-	4,080	-	4,080
Net loss	-	-		-	-	-	-	(1,947,873)	(1,947,873)
Balance, December 31, 2014	25,080,985	251	-	-	176,594,121	1,766	(168,477)	(2,232,963)	(2,399,423)
Preferred shares issued for services			1,000,000	10			866,090		866,100
Derivative liabilities reclassify as additional paid in capital due to conversion							1,198,945		1,198,945
Shares issued for conversion of debt and accrued interest					45,929,848	460	443,625		444,085
Shares issued for loss on debt settlement					2,489,435	25	16,158		16,183
Shares issued for services					1,239,913	12	40,905		40,917
Imputed interest							700		700
Net loss								(881,195)	(881,195)
Balance, December 31, 2015	25,080,985	$251	1,000,000	$10	226,253,317	$2,263	$2,397,946	$(3,114,158)	$(713,688)

The accompanying notes are an integral part of these consolidated financial statements.

EPOXY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2015	2014
Cash flows from Operating Activities
Net loss	$(881,195)	$(1,947,873)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	11,322	1,887
Share issuance for financing costs	-	24,000
Share issuance for services	40,917	74,550
Serial B preferred shares issuance for stock-based compensation	866,100	-
Stock option granted for consulting fees	-	9,832
Gain (loss) on extinguishment of debt	(496,212)	120,804
(Gain) loss on change in fair value of derivative liabilities	(606,898)	1,332,900
Amortization of discounts on convertible notes	518,085	122,692
Amortization of deferred financing costs	47,362	-
Imputed interest	700	4,080
Foreign exchange in loan payable	-	(1,001)
Changes in operating assets and liabilities:
Accounts receivables	-	1,450
Prepaid expenses	(4,558)	-
Accounts payable and accrued expenses	61,307	39,810
Net cash used in operating activities	(443,070)	(216,869)

Cash flows from Investing Activities
Costs for vehicle purchase	-	(22,645)
Net cash provided by (used in) investing activities	-	(22,645)

Cash flows from Financing Activities
Proceeds from sale of common stock	-	28,000
Proceeds from convertible notes	442,000	225,000
Deferred financing costs	(57,000)	-
Proceeds from loan payable	-	20,000
Net cash provided by financing activities	385,000	273,000

Net decrease in cash during the period	(58,070)	33,486
Cash, beginning of period	63,953	30,467
Cash, end of period	$5,883	$63,953

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$2,986
Income taxes	$-	$-

Supplemental non-cash investing activities:
Debt discount on convertible debt due to beneficial conversion feature	-	125,000
Debt discount due to derivative	-	225,000
Derivative liability due to tainting of amended convertible notes	-	669,741
Shares issued for the settlement of debt	-	83,191
Debt principal converted to shares	425,000	-
Accrued interest converted to shares	19,085	-
Derivative liability reclassified as additional paid-in capital	1,198,945	-
Derivative liability – debt discount	442,000	-

The accompanying notes are an integral part of these consolidated financial statements.

EPOXY, INC.
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

On March 16, 2016 pursuant to approval by the Board of Directors and shareholders, the Company filed an Amendment to its Articles of Incorporation increasing the authorized shares to 900,000,000 with 850,000,000 common and 50,000,000 preferred shares.   This action has been retroactively applied in the body of these financial statements.

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

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design.  Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. As of December 31, 2015 and 2014, all capitalized software costs related to the development of the application were expensed because development was complete.

Research and Development Costs

The Company charges research and development costs with respect to software improvements to expense when incurred in accordance with FASB ASC 730, “Research and Development”. Research and development costs were $152,471 and $28,310 for the year ended December 31, 2015 and 2014, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the years ended December 31, 2015and 2014, there was no impairment of long-lived assets.

Allowance for Doubtful Accounts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We do not generally require collateral for our accounts receivable. Our allowance for doubtful accounts was $0 as of December 31, 2015 and 2014.

 Fair Value of Financial Instruments

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

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

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

The following table provides a summary of the fair value of our derivative liabilities as of December 31, 2015 and December 31, 2014:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of December 31, 2015:
Liabilities
Derivative liabilities	$-	$-	$296,090

As of December 31, 2014:
Liabilities
Derivative liabilities	$-	$-	$2,251,429

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

EPOXY, INC.
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

Note 3 – Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $730,819 at December 31, 2015.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 4- Loans Payable

During the month of July 2014, the Company entered into two 5% one-year promissory notes for a total of $20,000.  At December 31, 2015, the Company is indebted to these unrelated third parties in the amount of $20,000 (December 31, 2014 - $20,000).

During the month of August 2013, the Company entered into a 10% one-year promissory notes for a total of $5,000.  At December 31, 2015, the Company is indebted to this unrelated third parties in the amount of $5,000 (December 31, 2014 - $5,000).

At December 31, 2015, the Company is indebted to one unrelated third parties in amount of $7,000 (December 31, 2014 - $7,000). The loans are non-interest bearing and due on demand after maturity. During the year ended December 31, 2015, the Company recorded imputed interest of $700 in respect of these loans.

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

During August 2014, the conversion options in these notes became tainted upon the issuance of other variable rate convertible debt. Accordingly, the conversion options in these notes were accounted for as derivative liabilities.

On July 16, 2015, the Company amended the terms of the certain convertible loan agreements with four investors for a total of $125,000 due and payable on April 16, 2016. Under the amended terms, a total of $125,000 convertible notes which comes due and payable on November 27, 2015 were extended to the maturity date of April 16, 2016. In addition, the notes were modified whereby they do not become convertible until maturity.

The Company analyzed the conversion feature of above Convertible Notes for derivative accounting consideration under FASB ASC 470 and determined that the conversion feature did not create embedded derivatives.

The Company analyzed the above amendment under ASC 470-60 and concluded that the amendment to the conversion terms qualified as a substantial modification and as such the unamortized discount of $79,103 was recorded as loss on extinguishment of debt. In addition, the fair value of the derivative liabilities associated with the pre modification conversion option in these notes of $591,496 was extinguished resulting in a gain of $591,496. The net gain on extinguishment of liabilities during the year ended December 31, 2015 resulting from this substantial modification was $512,393.

The carrying value of these convertible notes is as follows:
	August 1, 2014 Recalculation	December 31, 2014	December 31, 2015
Face value of certain convertible notes	$125,000	$125,000	$125,000
Less: unamortized discount	(125,000)	(116,702)	-
Carrying value	$-	8,298	$125,000

As at December 31 2015, the carrying values of the convertible debenture and accrued convertible interest thereon were $125,000 and $12,500, respectively. Amortization of the discounts associated with these notes was $37,599 during the year ended December 31, 2015.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Convertible Notes (continued)

(2)	Convertible note due on August 22, 2015 (CN#1)

On August 22, 2014, the Company entered into a convertible loan agreement with an investor (the “CN#1”), where under the Company has issued two 8% convertible redeemable notes in the aggregate principal amount of $250,000 with the first note being $125,000 and the second note being $125,000, convertible into shares of the Company’s common stock upon the terms. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price equal to 52% of the lowest trading price of the Common Stock as reported on the OTCQB exchange for the twelve (12) prior trading days including the day upon which a Notice of Conversion is received by the Company.

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

The following table reflects the issuance of 17,846,932 shares in respect of Conversion Notices received for a total of $250,000 in principal and $9,570 in accrued interest from CN#1 during the year ended December 31, 2015:

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

As of December 31, 2015, the principal amount and all accrued interest payable with respect to CN#1 was paid in full with issuance of common stock.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Convertible Notes

(3)	Convertible note due on April 16, 2015 (CN#2)

On September 17, 2014, the Company entered into a convertible loan agreement with an investor (the “CN#2). The Company received net proceeds totaling $88,000 from a note in the gross amount of $100,000 which bears interest at 10% per annum and is due on April 16, 2015. Financing fees of $10,500 and legal fees of $2,000 were paid in respect of the note which is due and payable on April 16, 2015. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of the lower of (1) a 50% discount to the average of the three lowest daily trading prices for the previous twenty (20) trading days to the date of conversion; or (2) a 50% discount to the average of the three lowest daily trading prices for the previous twenty (20) trading days before the date that this note was executed.

The following table reflects the details of the issuance of 9,180,180 shares in respect of Conversion Notices received for a total of $100,000 in principal and $5,582 in accrued interest from CN#2 during the year ended December 31, 2015:

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
March 26, 2015	6,775	-	0.0115167	588,235
April 1, 2015	50,000	-	0.0115000	4,347,826
April 22, 2015	43,225	5,582	0.0115000	4,244,119
Total	100,000	5,582		9,180,180

As of December 31, 2015, the principal amount and all accrued interest payable with respect to CN#2 was paid in full with issuance of common stock.

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

The following table reflects the details of the issuance of 18,902,736 shares in respect of Conversion Notices received for a total of $75,000 in principal and $3,934 in accrued interest from CN#3 during the year ended December 31, 2015:

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
July 20, 2015	5,000	-	0.00936	534,188
July 23, 2015	15,000	-	0.00936	1,602,564
August 13, 2015	7,000	-	0.00832	841,346
August 27, 2015	8,000	-	0.005772	1,386,001
September 8, 2015	7,000	-	0.005252	1,332,826
September 16, 2015	10,000	-	0.0052	1,923,077
October 13, 2015	12,000	-	0.0052	2,307,692
November 6, 2015	6,000	-	0.001664	3,605,769
December 1, 2015	5,000	3,934	0.001664	5,369,273
Total	75,000	3,934		18,902,736

As of December 31, 2015, the principal amount and all accrued interest payable with respect to CN#3 was paid in full with issuance of common stock.

On December 1, 2015, the Company issued 2,489,435 additional shares of common stock to the Note holder  and  recorded a loss on debt settlement in the amount of $16,183. (ref Note 6 below).

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Convertible Notes

(5)	Convertible note due on January 14, 2016 (CN#4)

On July 14, 2015, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $90,000 from total loan proceeds of $102,000, which bears interest at 8% per annum and is due on January 14, 2016. Financing fees of $10,000 and legal fees of $2,000 were paid in respect of the note.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion. As of December 31, 2015, the outstanding principal balance under this note was $102,000.

(6)	Convertible note due on July 29, 2016 (CN#5)

On July 29, 2015 the Company entered into a convertible loan agreement with an investor. The Company received new proceeds totaling $75,000 from total loan proceeds of $84,000 which bears interest at 8% per annum and is due on July 29, 2016.  An original issue discount of $6,000 and legal fees of $3,000 were paid in respect of the note.  Interest shall accrue from the advancement date and shall be payable on maturity.  Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at 58% multiplied by the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding the applicable Conversion, provided that if at any time the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.01, then in such event the then-current Conversion Factor shall be reduced by 5% for all future Conversions. As of December 31, 2015, the outstanding principal balance under this note was $84,000.

(7)	Convertible note due on August 3, 2016 (CN#6)

On August 3, 2015, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $50,000 from total loan proceeds of $56,000, which bears interest at 8% per annum and is due on August 3, 2016. Financing fees of $3,500 and legal fees of $2,500 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion. As of December 31, 2015, the outstanding principal balance under this note was $56,000.

In our evaluation of the financing arrangement, we concluded that the conversion features were not afforded the exemption as a conventional convertible instrument and it did not otherwise meet the conditions set forth in current accounting standards for equity classification. Accordingly, they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities. (See footnote 11 for derivative disclosure)

Additionally, the Company evaluated the convertible notes in note 5 (1) above and concluded that these were tainted due to the variable conversion rate of the above the convertible notes and as such they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities. They were removed from the derivative liabilities upon their substantial modification and extinguishment. (See footnote 9 for derivative disclosure)

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Convertible Notes

The carrying value of certain convertible notes (CN#1, CN#2 and CN#3) are as follows

	CN#1	CN#2	CN#3	Total
Carrying value, December 31, 2013	$-	$-	$-	$-
Add: Face value of certain convertible notes	125,000	100,000	-	225,000
Less: unamortized discount	(79,860)	(48,371)		(128,231)
Carrying value, December 31, 2014	45,140	51,629	-	96,769

Add: Face value of certain convertible notes	125,000	-	75,000	200,000

Total Face value of certain convertible notes	250,000	100,000	75,000	425,000
Less: converted face value to shares	(250,000)	(100,000)	(75,000)	(425,000)
Less: unamortized discount	-	-	-	-
Carrying value, December 31, 2015	$-	-	$-	-

The carrying value of certain convertible notes (CN#4 CN#5 and CN#6) are as follows

	CN#4	CN#5	CN#6	Total
Carrying value, December 31, 2014	$-	$-	$-	$-

Add: Face value of certain convertible notes	102,000	84,000	56,000	242,000

Total Face value of certain convertible notes	102,000	84,000	56,000	242,000
Less: converted face value to shares	-	-	-	-
Less: unamortized discount	(8,270)	(48,426)	(33,049)	(89,745)
Carrying value, December 31, 2015	$93,730	35,574	$22,951	$152,255

Amortization of the discount over the year ended December 31, 2015 totaled $518,085, which amount has been recorded as interest expense.  The unamortized discount of $89,745 associated with above notes (CN #1 to CN#6) will be expensed in future periods.

Note 6 – Common Stock and Stock-Based Compensation

On March 16, 2016 pursuant to approval by the Board of Directors and shareholders, the Company filed an Amendment to its Articles of Incorporation increasing the authorized shares to 900,000,000 with 850,000,000 common and 50,000,000 preferred shares of which 35,000,000 have been designated Series A Preferred Stock and 15,000,000 have been designated Series B Preferred Stock all with par value of $0.00001 per share.   This action has been retroactively applied in the body of these financial statements.

Common stock

Shares issued in current period ended December 31, 2015:
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

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Common Stock and Stock-Based Compensation (continued)

Common stock (continued)

Shares issued in current period ended December 31, 2015: (continued)

Issuances Date		Conversion Price/FMV ($)	Number of shares issued	Amount ($)
June 18, 2015	Services rendered	0.0330000	1,239,913	40,917
June 29, 2015	Conversion of debt	0.0145600	1,269,592	18,485
July 7, 2015	Conversion of debt	0.00936	2,088,197	19,546
July 20, 2015	Conversion of debt	0.00936	4,171,103	39,041
July 23, 2015	Conversion of debt	0.00936	1,602,564	15,000
August 13, 2015	Conversion of debt	0.00832	841,346	7,000
August 27, 2015	Conversion of debt	0.005772	1,386,001	8,000
September 8, 2015	Conversion of debt	0.005252	1,332,826	7,000
September 16, 2015	Conversion of debt	0.0052	1,923,077	10,000
October 13, 2015	Conversion of debt	0.0052	2,307,692	12,000
November 6, 2015	Conversion of debt	0.001664	3,605,769	6,000
December 1, 2015	Conversion of debt	0.001664	5,369,273	8,934
December 1, 2015	Shares issued for cash proceeds at $0.003615 per share*	0.0065	2,489,435	16,182
Total			49,659,196	501,185

*On December 1, 2015, upon receipt of a conversion notice from one of its convertible note holders, the Company issued 2,489,435 shares of common stock to the Note holder.  Subsequent to the fiscal year end the Company advised the note holder of an error in their calculations and it was agreed the Note holder would provide additional cash proceeds of $9,000 in respect of the purchase price of the shares. As a result of the error during fiscal 2015,  the Company  recorded a loss on debt settlement in the amount of $16,183 in respect to this over issuance of shares.

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

On August 22, 2014, the Company settled certain unrelated third party debt in the amount of $50,572 by way of the issuance of 2,528,600 shares of the Company’s common stock at $0.02 per share with a fair value of $83,192. The Company recognized loss on the debt settlement in the amount of $32,620.

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

As of December 31, 2015 and December 31, 2014, there were a total of 226,253,317 and 176,594,122 shares issued and outstanding, respectively.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Common Stock and Stock-Based Compensation (continued)

Series A Preferred Shares

As at December 31, 2015 and 2014 the Company had 25,080,985 Series A Preferred Shares issued and outstanding each carrying conversion rights of 2.5 common shares to each 1 share of Series A Preferred Stock and voting rights of 15 to 1, compared to common stock.

Series B Preferred shares

On September 16, 2015 pursuant to approval by the Board of Directors, the registrant filed a Certificate of Designation for its Class B preferred shares under which it was designated that there should be 15,000,000 Class B preferred shares with par value of $0.00001 each of which shall have voting rights of 1,000 to 1 as compared to common stock but no conversion rights.

On October 6, 2015, the Board of Directors authorized the issuance of 1,000,000 Class B preferred shares to David Gasparine, the CEO, for services rendered to the corporation.  The shares issued to David Gasparine are not registered under the Securities Act. These shares will be issued relying upon the exemption from the registration requirements provided under Sections 4(a) or 3(b) of the Securities Act.

The Company obtained a third party valuation of the preferred stock and recorded stock-based compensation of $866,100 during the year ended December 31, 2015. The third party valuation report was based on the following inputs as at October 6, 2015: (1) price per share of common stock of $0.0179; (2) market capitalization based on 212,481,148 common shares outstanding; no “in the money” warrants; 25,080,985 Series A Preferred shares (converts at 2.5 to 1 and voting rights of 15 to1); and the new issuance of 1,000,000 Series B Preferred shares with voting rights of 1,000 to 1; (3) a 17.58% premium for the voting preference; (4) 1,588,695,923 total voting shares/rights on valuation date and based on management’s 240,000,000 Series A and 1,000,000,000 Series B rights which cumulatively represented 78.051% of the total voting rights at valuation date; (5) the conversion value is $0 as there are no rights of conversion associated with the Series B preferred shares.

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

Stock Option

The following tables summarize the information concerning stock options outstanding as of December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
	Shares	Weighted Average Exercise Price $	Shares	Weighted Average Exercise Price $
Outstanding at beginning of the year	500,000	0.03	-	-
Granted	-	-	500,000	0.03
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	500,000	0.03	500,000	0.03

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$0.03	500,000	0.80	500,000

The Company recognized stock-based compensation of $9,832 as consulting fees during the year ended December 31, 2014 in respect of the aforementioned stock option.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Common Stock and Stock-Based Compensation (continued)

Stock award and stock option (continued)

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

As December 31, 2015 and December 31, 2014, the following share purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2013	856,667	0.12
Granted	93,333	0.30
Forfeited/Canceled/Expired	-	-
Exercised	-	-
Outstanding – December 31, 2014	950,000	0.14
Forfeited/Canceled/Expired	(856,667)	0.12
Exercised	-	-
Outstanding – December 31, 2015	93,333	0.30
Exercisable – December 31, 2015	93,333	0.30

The intrinsic value of these warrants was $0 and $0 at December 31, 2015 and December 31, 2014.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On August 22, 2014, the Company entered into a convertible loan agreement with an investor (the “CN#1”). The Company received a total of $125,000 which bears interest at 8% per annum and is due on August 22, 2015.  During the period ended June 30, 2015 the Company further received a total of $125,000 in respect to the backend note from CN#1. Interest shall accrue from the advancement date and shall be payable on August 22, 2015. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price equal to 52% of the lowest trading price of the Common Stock as reported on the OTCQB exchange for the twelve (12) prior trading days including the day upon which a Notice of Conversion is received by the Company.

On September 17, 2014, the Company entered into a convertible loan agreement with an investor (the “CN#2). The Company received a total of $100,000 which bears interest at 10% per annum and is due on April 16, 2015. Interest shall accrue from the advancement date and shall be payable on April 16, 2015. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of the lower of (1) a 50% discount to the average of the three lowest daily trading prices for the previous twenty (20) trading days to the date of conversion; or (2) a 50% discount to the average of the three lowest daily trading prices for the previous twenty (20) trading days before the date that this note was executed.

On January 13, 2015, the Company entered into a convertible loan agreement with an investor (the “CN#3”). The Company received a total of $75,000 which bears interest at 8% per annum and is due on January 13, 2016. Interest shall accrue from the advancement date and shall be payable on August 22, 2015. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price equal to 52% of the lowest trading price of the Common Stock as reported on the OTCQB exchange for the twelve (12) prior trading days including the day upon which a Notice of Conversion is received by the Company.

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

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Derivative Liabilities (continued)

(1)	Derivative liabilities from convertible notes (continued)

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

As a result of the application of ASC No. 815 in period ended December 31, 2015 the fair value of the conversion feature is summarized as follows:

Balance at December 31, 2013	$23,790
Derivative addition associated with convertible notes	225,000
Recognition of derivative associated with tainted instruments	669,741
December 31, 2014 loss on change in fair value	1,332,898
Balance at December 31, 2014	2,251,429
Derivative additions associated with convertible notes	442,000
Extinguishment of derivative liabilities	(591,496)
Derivative liability reclassified as additional paid-in capital associated with conversion of debt	(1,198,945)
Loss on change in fair value during the period	(606,898)
Balance at December 31, 2015	$296,090

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2015 and commitment date:

	Commitment Date	December 31, 2014	December 31, 2015
Expected dividends	0	0	0
Expected volatility	196.14 ~ 219.26%	192.59%	265~ 268%
Expected term	0.59 ~ 1 years	0.29~0.64 years	0.04~0.59
Risk free interest rate	0.10~0.19%	0.12%	0.14 ~ 0.48%

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2015 the Company raised $125,000 and $75,000, respectively, under two convertible notes (CN#1 and CN#3) and paid to C&T cash consideration of $20,000 as deferred financing costs.

During the year ended December 31, 2015 the Company raised $102,000 and $56,000, respectively, under two convertible notes (CN#4 and CN#6) and paid to C&T cash consideration of $13,500 as deferred financing costs.

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

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Commitments

(2)	Independent Contractor Agreement with Sherf Corporation (continued)

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

On March 16, 2015 the Company entered into a six-month lease commencing April 1, 2015 with certain other third parties in respect of a shared office and residential premises located in San Diego, California.   The Company’s obligation under the terms of the lease is a total of $875 per month plus utilities.  The Company paid a security deposit of $875 and the first month’s rent totaling $1,750 upon signing of the contract.

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

During the year ended December 31, 2015, the Company paid $61,200 to Mr. Gasparine (December 31, 2014 - $44,457).

On October 6, 2015, the Board of Directors authorized the issuance of 1,000,000 Class B preferred shares valued at $866,100 to David Gasparine, the CEO, for services rendered to the corporation.  The shares which will be issued to David Gasparine Corporation are not registered under the Securities Act. These shares will be issued relying upon the exemption from the registration requirements provided under Sections 4(a) or 3(b) of the Securities Act.

 Note 10 – Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2015 and 2014, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,181,388 and $2,134,580 at December 31, 2015 and 2014, respectively, and will begin to expire in the year 2031.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Income Taxes (continued)

The Company had deferred income tax assets as of December 31, 2015, and 2014 as follows:

	December 31, 2015	December 31, 2014
Loss carryforwards	$741,700	$725,700
Less - valuation allowance	(741,700)	(725,700)
Total net deferred tax assets	$-	$-

Note 10 – Subsequent events

On January 25, 2016, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $30,000 from total loan proceeds of $35,000, which bears interest at 8% per annum and is due on January 25, 2017. Financing fees of $3,000 and legal fees of $2,000 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of 52% of the lowest trading prices for the previous twelve (12) trading days to the date of conversion.

On March 8, 2016, the Company received $9,000 from an investor in order to acquire 2,489,435

Subsequent to December 31, 2015 the Company issued a total of 95,150,733 shares in respect of conversion notices received for a total of $120,118 in principal and interest related to various convertible notes as discussed in Note 5 above.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also our sole officer and a member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2015.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year ending December 31, 2015 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

•
 Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures

•	Limited or no segregation of duties

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended December 31, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Name	Age	Position & Offices Held	Appointed On
David Gasparine	36	President, CEO, CFO, Director	February 13, 2013
John Harney	40	Director	September 10, 2013
Jason Woywod	36	Director	September 10, 2013

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

Item 11. Executive Compensation

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the year ended December 31, 2015, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during the year end December 31, 2015. The foregoing persons are collectively referred to herein as the "Named Executive Officers." Compensation information is shown for fiscal years 2015 and 2014.

 Epoxy Inc. Summary Compensation Table

		Year ending	Salary	Bonus	Awards(1)	Compensation	Total
Name	Principal Position	December31	($)	($)	($)	($)	($)

David Gasparine Appointed 02/13/13	President, Director	2015 2014	61,200 40,286	0 0	866,100 0	0 0	927,300 40,286

Jason Woywod Appointed 09/10/13	Director	2015 2014	0 0	0 0	0 10,650	0 9,832	0 23,482

John Harney Appointed 09/10/13	Director	2015 2014	0 0	0 0	0 63,900	0 0	0 63,900
 (1) On October 6, 2015, the Board of Directors authorized the issuance of 1,000,000 Class B preferred shares to David Gasparine, the CEO, for services rendered to the corporation.  The Company obtained a third party valuation of the preferred stock and recorded stock-based compensation of $866,100 during the year ended December 31, 2015.

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

There were no stock option grants in the fiscal year ended December 31, 2015.

Outstanding Equity Awards at 2015 Fiscal Year-End

None

Option Exercises for Fiscal 2015

There were no options exercised by our named executive officers in fiscal 2015 or 2014.

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

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF SHAREHOLDERS BENEFICIALLY OWNING MORE THAN FIVE PERCENT (5%) OF ANY CLASS OF THE VOTING STOCK

The following table sets forth the number and percentage of shares of our Common and Preferred Stock owned as of March 31, 2016, by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the Shareholders has sole voting and investment power with respect to the shares beneficially owned.

Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of March 31, 2016, are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
Title of Class	Name and Address of Owner	Shares Beneficially Owned	Percent of class Owned	Percent of Total Voting Shares (1)
Series A Preferred (2)	David Gasparine Las Vegas, NV	16,000,000	63.793%	14.286%
	Jason Woywood Las Vegas, NV	-	-	-
	John Harney Las Vegas, NV	-	-	-
	Craigstone Ltd. Cointrin, Switzerland	4,210,524	16.788%	3.759%
	Mary Gasparine Las Vegas, NV	2,000,000	7.974%	1.786%
Series A Preferred Total		22,210,524	88.555%	19.831%
Series B Preferred (3)	David Gasparine Las Vegas, NV	1,000,000	100%	59.523%
	Jason Woywood Las Vegas, NV	-	-	-
	John Harney Las Vegas, NV	-	-	-
Series B Preferred Total		1,000,000	100%	59.523%
Common (4)	David Gasparine Las Vegas, NV	-	-	-
	Jason Woywood (5) Las Vegas, NV	1,000,000	0.329%	0.060%
	John Harney Las Vegas, NV	3,000,000	0.988%	0.179%
Common Total		4,000,000	1.317%	0.238%
Percent Total Voting Shares, Officers, Directors and 5% holders as a group				79.592%
(1)
Calculation of percentage of Voting Shares is based on the following voting rights: (a) each share of Common Stock has the right to cast one (1) vote; (b) each share of Series A Preferred Stock has the right to cast fifteen (15) votes and (c) each share of Series B Preferred Stock has the right to cast 1,000 votes for a total of 1,680,008,763 voting shares

(2)	There are a total of 25,080,985 shares of Series A Preferred Stock issued and outstanding with conversion rights of 2.5 to one and voting rights of 15 to 1.
(3)	There are a total of 1,000,000 shares of Series B Preferred Stock issued and outstanding with no conversion rights and voting rights of 1,000 to 1.
(4)	There are 303,793,988 shares of common stock issued and outstanding as of the date hereof with 1 vote per each share held.
(5)
Shares held by Mr. Woywod include 500,000 shares of common stock and 500,000 incentive stock options at an exercise price of $0.03 per share for a term of 2 years form the date of grant (October 17, 2014), which options vested immediately.

SECURITIES BENEFICIALLY OWNED BY ALL EXECUTIVE OFFICERS AND DIRECTORS.

The following table sets forth the number and percentage of shares of our Common  and Preferred Stock owned as of March 31, 2016, by all of our directors and executive all officers and our directors and executive officers as a group. Unless otherwise indicated, each of the persons identified below has sole voting and investment power with respect to the shares beneficially owned.

Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of March 31, 2016, are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Owner	Shares Beneficially Owned	Percent of class Owned	Percent of Total Voting Shares (1)
Series A Preferred (2)	David Gasparine Las Vegas, NV	16,000,000	63.793%	14.286%
	Jason Woywood Las Vegas, NV	-	-	-
	John Harney Las Vegas, NV	-	-	-
Series A Preferred Total		16,000,000	63.793%	14.286%
Series B Preferred (3)	David Gasparine Las Vegas, NV	1,000,000	100%	59.523%
	Jason Woywood Las Vegas, NV	-	-	-
	John Harney Las Vegas, NV	-	-	-
Series B Preferred Total		1,000,000	100%	59.523%
Common (4)	David Gasparine Las Vegas, NV	-	-	-
	Jason Woywood (5) Las Vegas, NV	1,000,000	0.329%	0.060%
	John Harney Las Vegas, NV	3,000,000	0.988%	0.179%
Common Total		4,000,000	1.317%	0.238%
Percent Total Voting Shares, Officers, Directors and 10% holders as a group				74.047%
(1)
Calculation of percentage of Voting Shares is based on the following voting rights: (a) each share of Common Stock has the right to cast one (1) vote; (b) each share of Series A Preferred Stock has the right to cast fifteen (15) votes and (c) each share of Series B Preferred Stock has the right to cast 1,000 votes for a total of 1,680,008,763 voting shares

(2)	There are a total of 25,080,985 shares of Series A Preferred Stock issued and outstanding with conversion rights of 2.5 to one and voting rights of 15 to 1.
(3)	There are a total of 1,000,000 shares of Series B Preferred Stock issued and outstanding with no conversion rights and voting rights of 1,000 to 1.
(4)	There are 303,793,988 shares of common stock issued and outstanding as of the date hereof with 1 vote per each share held.
(5)
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

There were no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 and to which any related person had or will have a direct or indirect material interest which has not been disclosed herein under Item 11. Executive Compensation or as a part of the disclosure contained in Footnote 9 to the audited financial statements for the fiscal year ended December 31, 2015 under Item 8. Financial Statements and Supplementary Data.

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

 Item 14. Principal Accountant Fees and Services.

Malone Bailey, LLP served as our principal independent public accountants for reporting fiscal years ending December 31, 2015 and 2014. Aggregate fees billed to us for the years ended December 31, 2015 and December 31, 2014 for audit fees were as follows:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

(1) Audit Fees	$25,750	$21,500
(2) Audit-Related Fees	nil	nil
(3) Tax Fees	nil	nil
(4) All Other Fees	nil	nil

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

PART IV

Item 15. Exhibits

Exhibit Description	Filed herewith	Form	Exhibit	Incorporated by reference Filing Date
Articles of Incorporation		S-1	3.1	03/18/08
Amendment to Articles of Incorporation		8-K	3.1	03/16/2016
Certificate of Designation		8-K	3.1	10/15/2015
By-laws as currently in effect		S-1	3.2	03/18/08
Agency Agreement with Carter, Terry & Company executed August 8, 2014		10-Q	10.1	08/14/2014
Form of Addendum between the Company and certain investors with convertible loans expiring November 27, 2015		10-Q	10.2	11/19/2014
August 22, 2014 letter agreement between the Company and Quarry Bay Equity Inc.		10-Q	10.3	11/19/2014
Form of employment agreement between the Company and David Gasparine		10-Q	10.4	11/19/2014
2014 Stock Option and Award Plan		10-Q	10.5	11/19/2014
Form of Stock Option Agreement		10-Q	10.6	11/19/2014
Form of Stock Award Agreement		10-Q	10.7	11/19/2014
Form of Note - LG Capital Funding LLC		10-Q	10.8	11/19/2014
Form of Note - JSJ Investments Inc.		10-Q	10.9	11/19/2014
Form of SPA and 8% Convertible Redeemable Notes entered into between the Company and Adar Bays LLC.		8-K	10.1	02/17/2015
Form of Independent Contractor Agreement between the Company and Scherf Corporation		8-K	10.2	02/17/2015
Form of Services Agreement between the Company and Wheat Creative LLC		8-K	10.3	02/17/2015
Form of SPA and 8% Convertible Note - JSJ Investments Inc.		10-Q	10.10	08/19/2015
Form of SPA and 8% Convertible Note – St. George Investments LLC		10-Q	10.11	08/19/2015
Form of SPA and 8% Convertible Note – GW Holdings Group LLC		10-Q	10.12	08/19/2015
Form of SPA and 8% Convertible Note – Adar Bays, LLC	X		10.13
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X		31.1
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X		31.2
Certification of Principal Executive and Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X		32.1
Interactive Data files	X		101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Las Vegas, Nevada.

Epoxy Inc.

Date: April 14, 2016	By:	/s/David Gasparine
Name: David Gasparine
Title: Principal Executive Officer, Principal Financial Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Gasparine	Director, CEO, President, CFO (Principal Executive Officer) (Principal Financial Officer)	April 14, 2016
Name: David Gasparine

/s/ Jason Woywod	Director	April 14, 2016
Name: Jason Woywod

/s/John Harney	Director	April 14, 2016
Name: John Harney