Form 10-Q
period 2016-03-31
Epoxy, Inc.
filed 2016-05-23
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
474,065,353 shares of common stock outstanding as of May 18, 2016
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

EPOXY, INC.
TABLE OF CONTENTS

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Unaudited Consolidated Balance Sheets as of March 31, 2016 and December 31,2015	F-1
Unaudited Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015	F-2
Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-14

EPOXY, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)
ASSETS
Current
Cash	$6,448	$5,883
Accounts receivable	880	880
Prepaid expenses	2,083	4,558
Total Current Assets	9,411	11,321

Vehicle	6,605	9,436
Trademark and Patent	7,695	7,695

Total Assets	$23,711	$28,452

LIABILITIES
Current
Accounts payable and accrued liabilities	$146,906	$146,433
Deferred revenue	23,400	-
Loans payable	32,000	32,000
Derivative liabilities	301,346	296,090
Convertible notes, net of unamortized discounts and deferred financing cost	218,202	267,617
Total Current Liabilities	721,854	742,140

Total Liabilities	721,854	742,140

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.00001 par value;
authorized: 35,000,000 Series A Preferred shares, 25,080,985 issued and outstanding as of March 31, 2016 and December 31, 2015	251	251
authorized: 15,000,000 Series B Preferred shares, 1,000,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015	10	10
Common Stock, $0.00001 par value;
authorized: 850,000,000 shares, 321,404,050 and 226,253,317 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	3,207	2,263
Additional paid-in capital	2,742,812	2,397,946)
Accumulated deficit	(3,444,423)	(3,114,158)
Total Stockholders’ Deficit	(698,143)	(713,688)
Total Liabilities and Stockholders’ Deficit	$23,711	$28,452

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenue	$5,751	$8,315

Operating Expenses
Depreciation	2,831	2,831
Software research and development	7,999	15,388
General and administrative expenses	55,939	76,748
Total operating expenses	66,769	94,967

Loss from operations	(61,018)	(86,652)

Other Income (Expenses):
Loss on change in fair value of derivative liabilities	(195,772)	(566,334)
Recovered loss on debt settlement	9,000	-
Interest expenses	(82,475)	(146,883)
Total other income (expenses)	(269,247)	(719,444)

Net loss	$(330,265)	$(806,096)

Net loss per share – basic	$(0.00)	$(0.01)

Weighted average shares outstanding – basic	252,573,343	177,209,170

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended
	March 31,
	2016	2015
Cash flows from Operating Activities
Net loss	$(330,265)	$(806,096)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,831	2,831
Loss on change in fair value of derivative liabilities	195,772	566,334
Amortization of discounts on convertible notes	75,048	141,966
Imputed interest	175	175
Foreign exchange on loan payable	-	(1,001)
Changes in operating assets and liabilities:
Prepaid expenses	2,475	(8,000)
Deferred revenue	23,400	-
Accounts payable and accrued expenses	1,129	13,879
Net cash used in operating activities	(29,435)	(88,911)

Cash flows from Investing Activities
Net cash provided by (used in) investing activities	-	-

Cash flows from Financing Activities
Proceeds from convertible notes	30,000	170,000
Net cash provided by financing activities	30,000	170,000

Net decrease in cash during the period	565	81,089
Cash, beginning of period	5,883	63,953
Cash, end of period	$6,448	$145,042

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash investing activities:
Debt principal converted to shares	$119,463	$46,775
Accrued interest converted to shares	655	1,613
Derivative liability reclassified as additional paid-in capital	225,516	148,316
Derivative liability – debt discount	35,000	200,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on April 14, 2016.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Note 2 – Going Concern

For the three months ended March 31, 2016, the Company used net cash in operations of $29,435. In addition, the Company had a working capital deficit as of March 31, 2016. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2016 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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

The following table provides a summary of the fair value of our derivative liabilities as of March 31, 2016 and December 31, 2015:
	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of March 31, 2016:
Liabilities
Derivative liabilities	$-	$-	$301,346

As of December 31, 2015:
Liabilities
Derivative liabilities	$-	$-	$296,090

Note 4- Loans Payable

During the month of July 2014, the Company entered into two 5% one-year promissory notes for a total of $20,000.  At March 31, 2016, the Company is indebted to these unrelated third parties in the amount of $20,000 (December 31, 2015 - $20,000). Accrued interest recorded in the three months ended March 31, 2016 totaled $250.

During the month of August 2013, the Company entered into a 10% one-year promissory note for a total of $5,000.  At March 31, 2016, the Company is indebted to this unrelated third party in the amount of $5,000 (December 31, 2015 - $5,000). Accrued interest recorded in the three months ended March 31, 2016 totaled $125.

At March 31, 2016, the Company is indebted to one unrelated third party in the amount of $7,000 (December 31, 2015 - $7,000). The loan is non-interest bearing and due on demand after maturity. During the three months ended March 31, 2016, the Company recorded imputed interest of $175in respect of this loan.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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

The carrying value of these convertible notes is as follows:

	August 1, 2014 Recalculation	December 31, 2014	December 31, 2015	March 31, 2016
Face value of certain convertible notes	125,000	125,000	125,000	125,000
Less: unamortized discount	(125,000)	(116,702)	-	-
Carrying value	-	8,298	125,000	125,000

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 5- Convertible Notes (continued)

(1)	Convertible notes originally due on November 27, 2015: (continued)

As at December 31 2015, the carrying values of the convertible debenture and accrued convertible interest thereon were $125,000 and $12,500, respectively. Amortization of the discounts associated with these notes was $37,599 during the year ended December 31, 2015.

As at March 31, 2016, the carrying values of the convertible debenture and accrued convertible interest thereon were $125,000 and $3,125, respectively.

(2)	Convertible note due on January 13, 2016

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

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 5- Convertible Notes (continued)

(2)	Convertible note due on January 13, 2016

On January 15, 2015 the Company received net proceeds from Adar totaling $63,750 with respect to the First Note in the total gross amount of $75,000.   Financing fees of $7,500 and legal fees of $3,750 were paid.

As of December 31, 2015, the principal amount and all accrued interest payable with respect to this convertible note was paid in full with the issuance of 18,902,736 shares of common stock.

Subsequently the Company concluded that effective December 1, 2015, it had issued 2,489,435 additional shares of common stock to the Note holder in error and recorded a loss on debt settlement in the amount of $16,183 in respect of these shares.In the three months ended January 31, 2016, the Company received $9,000 from the investor which reduced the recorded loss.
(3)	Convertible note due on January 14, 2016 (CN#1)

On July 14, 2015, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $90,000 from total loan proceeds of $102,000, which bears interest at 8% per annum and is due on January 14, 2016. Financing fees of $10,000 and legal fees of $2,000 were paid in respect of the note.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion. As of March 31, 2016, the outstanding principal balance under this note was $41,537(December 31, 2015 -$102,000).

The following table reflects the details of the issuance of 45,724,902 shares in respect of Conversion Notices received for a total of $60,463 in principal from CN#1 during the three months ended March 31, 2016:

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
January 22, 2016	19,471	-	0.00185	10,524,653
February 26, 2016	14,997	-	0.001425	10,524,653
March 7, 2016	13,507	-	0.0012833	10,524,653
March 28, 2016	12,488	-	0.00088	14,150,943
Total	60,463	-		45,724,902

(4)	Convertible note due on July 29, 2016 (CN#2)

On July 29, 2015 the Company entered into a convertible loan agreement with an investor. The Company received new proceeds totaling $75,000 from total loan proceeds of $84,000 which bears interest at 8% per annum and is due on July 29, 2016.  An original issue discount of $6,000 and legal fees of $3,000 were paid in respect of the note.  Interest shall accrue from the advancement date and shall be payable on maturity.  Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at 58% multiplied by the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding the applicable Conversion, provided that if at any time the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.01, then in such event the then-current Conversion Factor shall be reduced by 5% for all future Conversions. As of March 31, 2016, the outstanding principal balance under this note was $40,000 (December 31, 2015 - $84,000).

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 5- Convertible Notes (continued)

(4)	Convertible note due on July 29, 2016 (CN#2) (continued)

The following table reflects the details of the issuance of 38,836,478 shares in respect of Conversion Notices received for a total of $44,000 in principal from CN#2 during the three months ended March 31, 2016:

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
February 11, 2016	15,000	-	0.00212	7,075,472
March 7, 2016	15,000	-	0.00106	14,150,943
March 31, 2016	14,000	-	0.000795	17,610,063
Total	44,000	-		38,836,478

On February 11, 2016 the company issued 7,812,500 shares of common stock, in which extra 737,028 shares of common stock were issued in error. These shares will be adjusted in the next notice of conversion.

(5)	Convertible note due on August 3, 2016 (CN#3)

On August 3, 2015, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $50,000 from total loan proceeds of $56,000, which bears interest at 8% per annum and is due on August 3, 2016. Financing fees of $3,500 and legal fees of $2,500 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion. As of March 31, 2016, the outstanding principal balance under this note was $41,000 (December 31, 2015 - $56,000).

The following table reflects the details of the issuance of 9,812,701 shares in respect of Conversion Notices received for a total of $15,000 in principal and $655 in accrued interest from CN#5 during the three months ended March 31, 2016:

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
February 8, 2016	5,000	203	0.00212	1,891,905
February 23, 2016	5,000	219	0.00106	3,163,138
March 7, 2016	5,000	233	0.000795	4,757,658
Total	15,000	655		9,812,701

(6)	Convertible note due on January 25, 2017 (CN#4)

On January 25, 2016, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $30,000 from total loan proceeds of $35,000, which bears interest at 8% per annum and is due on January 25, 2017. Financing fees of $3,000 and legal fees of $2,000 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of 52% of the lowest trading prices for the previous twelve (12) trading days to the date of conversion. As of March 31, 2016, the outstanding principal balance under this note was $35,000 (December 31, 2015 - $nil).

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 5- Convertible Notes (continued)

On December 1, 2015, upon receipt of a conversion notice from one of its convertible note holders, the Company issued 2,489,435 shares of common stock to the Note holder.  Subsequent to the fiscal year end the Company advised the note holder of an error in their calculations and it was agreed the Note holder would provide additional cash proceeds of $9,000 in respect of the purchase price of the shares. As a result of the error during fiscal 2015, the Company recorded a loss on debt settlement in the amount of $16,183 in respect to this over issuance of shares.

On March 8, 2016, the Company received $9,000 from an investor in order to acquire 2,489,435 and recorded as gain on recovered loss on debt settlement in the current quarter.

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

The carrying value of certain convertible notes (CN#1, CN#2, CN#3 and CN#4) are as follows:

	CN#1	CN#2	CN#3	CN#4	Total
Carrying value, December 31, 2015	$92,822	$30,385	$19,410	$-	$142,617

Face value of certain convertible notes	102,000	84,000	56,000	-	242,000
Add: Face value of certain convertible notes	-	-	-	35,000	35,000
Less: Face value converted to shares	(60,463)	(44,000)	(15,000)	-	(119,463)
Less: unamortized discount	-	(16,060)	(15,456)	(32,819)	(55,249)
Carrying value, March 31, 2016	41,537	23,940	25,544	2,181	93,202

Amortization of the discount over the three months ended March 31, 2016 totaled $75,048, which amount has been recorded as interest expense.  The unamortized discount of $55,249 associated with above notes (CN #1 to CN#4) will be expensed in future periods.

Note 6 – Common Stock and Stock-Based Compensation

On March 16, 2016 pursuant to approval by the Board of Directors and shareholders, the Company filed an Amendment to its Articles of Incorporation increasing the authorized shares to 900,000,000 consisting of 850,000,000 common and 50,000,000 preferred shares of which 35,000,000 shares have been designated Series A Preferred Stock and 15,000,000 have been designated Series B Preferred Stock all with par value of $0.00001 per share.   This action has been retroactively applied in the body of these financial statements.

Common stock

The following shares of common stock were issued in the three months ended March 31, 2016

Issuances Date		Conversion Price/FMV ($)	Number of shares issued	Amount ($)
January 22, 2016	Conversion of debt	0.00185	10,524,653	19,471
February 8, 2016	Conversion of debt	0.00275	1,891,905	5,203
February 11, 2016	Conversion of debt	0.00212	7,075,472	15,000
February 23, 2016	Conversion of debt	0.00165	3,163,138	5,219
February 26, 2016	Conversion of debt	0.001425	10,524,653	14,997
March 7, 2016	Conversion of debt	0.0011	4,757,658	5,233
March 7, 2016	Conversion of debt	0.0012833	10,524,653	13,507
March 7, 2016	Conversion of debt	0.00106	14,150,943	15,000
March 28, 2016	Conversion of debt	0.00088	14,190,567	12,488
March 31, 2016	Conversion of debt	0.000795	17,610,630	14,000
	Total		94,413,705	120,118

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 6 – Common Stock and Stock-Based Compensation (continued)

Series A Preferred Shares

As at March 31, 2016 and December 31, 2015 the Company had 25,080,985 Series A Preferred Shares issued and outstanding each carrying conversion rights of 2.5 common shares to each 1 share of Series A Preferred Stock and voting rights of 15 to 1, compared to common stock.

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

Stock award and stock option

Stock Option

The following tables summarize  information concerning stock options outstanding as of March 31, 2016 and December 31, 2015

	March 31, 2016		December 31, 2015
	Shares	Weighted Average Exercise Price $	Shares	Weighted Average Exercise Price $
Outstanding at beginning of the year	500,000	0.03	500,000	0.03
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	500,000	0.03	500,000	0.03

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 6 – Common Stock and Stock-Based Compensation (continued)

Stock award and stock option (continued)

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$0.03	500,000	0.55	500,000

Share Purchase Warrants

During the year ended December 31, 2014 the Company issued a 2-year warrant entitling the holders to acquire an additional 93,333 shares of common stock at an exercise price of $0.30 per share.

As March 31, 2016 and December 31, 2015, the following share purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2014	950,000	0.14
Forfeited/Canceled/Expired	(856,667)	0.12
Exercised	-	-
Outstanding – December 31, 2015 and March 31, 2016	93,333	0.30
Exercisable – December 31, 2015 and March 31, 2016	93,333	0.30

The intrinsic value of these warrants was $0 and $0 at March 31, 2016 and December 31, 2015.

Note 7 - Derivative Liabilities

(1)	Derivative liabilities from convertible notes

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

On July 29, 2015 the Company entered into a convertible loan agreement with an investor (the “CN#2”). The Company received cash proceeds of $75,000 from total loan proceeds of $84,000 which bears interest at 8% per annum and is due on July 29, 2016.  An original issue discount of $6,000 and legal fees of $3,000 were paid in respect of the note.  Interest shall accrue from the advancement date and shall be payable on maturity.  Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at 58% multiplied by the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding the applicable Conversion, provided that if at any time the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.01, then in such event the then-current Conversion Factor shall be reduced by 5% for all future Conversions.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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

On January 25, 2016, the Company entered into a convertible loan agreement with an investor (the “CN#4”). The Company received net proceeds totaling $30,000 from total loan proceeds of $35,000, which bears interest at 8% per annum and is due on January 25, 2017. Financing fees of $3,000 and legal fees of $2,000 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of 52% of the lowest trading prices for the previous twelve (12) trading days to the date of conversion.

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

(2)	Derivative liabilities from share purchase warrants

On August 22, 2014, the Company entered into a convertible loan agreement with an investor  which the Company concluded was tainted due to the variable conversion rate of the share purchase warrants (ref Note 6) and as such they did not meet the conditions necessary to obtain equity classification and therefore all convertible notes are required to be carried as derivative liabilities.

As a result of the application of ASC No. 815 in three months ended March 31, 2016 the fair value of the conversion feature associated with the convertible loans is summarized as follows:

Balance at December 31, 2015	296,090
Derivative additions associated with convertible notes	35,000
Derivative liability reclassified as additional paid-in capital associated with conversion of debt	(225,516)
Loss on change in fair value during the period	195,772
Balance at March 31, 2016	$301,346

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2016 and commitment date:

	Commitment Date	March 31, 2016		December 31, 2015
Expected dividends	0	0		0
Expected volatility	196.14 ~ 260.38%	162.43%~257.10%	%	265~ 268%
Expected term	0.59 ~ 1 years	0.00~0.82 years		0.04~0.59
Risk free interest rate	0.10~0.44%	0.21~0.38%		0.14 ~ 0.48%

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 8 - Commitments

Office Lease

On April 16, 2015 the Company entered into a six-month lease commencing April 1, 2015 with certain other third parties in respect of a shared office and residential premises located in San Diego, California.   The Company’s obligation under the terms of the lease was $875 per month plus utilities.  The Company paid a security deposit of $875 and the first month’s rent totaling $1,750 upon signing of the contract.   During the fiscal year ended December 31, 2015 the Company renewed the lease so that the termination date was March 1, 2016, and agreed to a rent increase to $925 per month plus utilities.  During the most recent quarter the Company did not enter into a formal renewal agreement and the lease is now operating on a month to month basis.

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

During the three months ended March 31, 2016, the Company accrued fees of $18,000 (March 31, 2015 - $14,400) and paid $13,025 to Mr. Gasparine, leaving $4,975 on the balance sheets on the accounts payable and accrued liabilities.

Note 10 – Deferred Revenue

(a)
During the three months ended March 31, 2016 the Company entered into various agreements with a telephone service provider (the “Client”) for the launch of the Epoxy App at its corporate and franchise locations. Under the terms of the agreement, Epoxy would offer training to the corporate location and the term would run twelve months from the launch of the Epoxy App.  As consideration the Company would receive fees from certain locations in advance, totaling $23,400.  Subsequent to the execution of the agreements the Client revised its corporate focus.  As a result, the Company has recorded the entire fee remitted as deferred revenue until such time as a formal unwinding of the agreement is complete.

(b)
On March 31, 2016 the Company entered into an agreement with a third party for the development of a customized Epoxy app pilot program and branded corporate implementation. Under the terms of the agreement Epoxy will receive a development fee of $49,000 to be paid as to $30,000 on signing of the agreement, and $19,000 upon official launch of the pilot program.  Revenue under this contract will initially recorded as deferred revenue and realized upon completion of each scope of work.

Note 11 – Subsequent events

Subsequent  to the period ended March 31, 2016 the Company received conversion notices from note holders for the issuance of a total of 153,398,331 shares with respect to the settlement of total principal and interest of $130,048.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission on April 14, 2016, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Epoxy, Inc. and its wholly owned subsidiary Couponz, Inc.

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

We plan to expand geographically in stages.  We have already obtained various customers beyond the Las Vegas market and into certain Southwestern United States. Our initial target for expansion has been focused on Southern California. By December 2017 we plan to expand into the Midwest, and By December 2019 we plan to expand nationally by adding customers with a national presence to our portfolio. As we experience each stage of growth, we plan to increase our staff primarily through commission-based sales people, as opposed to salaried or hourly wage employees, thus minimizing the financial burden of each stage of expansion. We believe that this plan for expansion will also minimize the need for additional outside financing, as we plan to fund our growth primarily through the growth of our paying customer base. In addition, as we move from single customer locations to larger corporate bodies with numerous franchise or store front locations we will adjust the per location pricing of our program to suit our customer’s budget and needs.  In addition we offer training, customized development and product support where applicable for a one time development fee.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015.

Our net loss for the three month periods ended March 31, 2016 and 2015 is as follows:
	Three months ended
	March 31,
	2016	2015

Revenue	$5,751	$8,315

Operating Expenses
Depreciation	2,831	2,831
Software development expenses	7,999	15,388
General and administrative expenses	55,939	76,748
Total operating expenses	66,769	94,967
Loss from operations	(61,018)	(86,652

Other Income (Expenses):
Gain (loss) on change in fair value of derivative liabilities	(195,772)	(566,334)
Recovered loss on debt settlement	9,000	-
Interest expenses	(82,475)	(153,110)
Total other income (expenses)	(269,247)	(719,444)

Net income (loss)	$(330,265)	$(806,096)

During the comparative three month periods ended March 31, 2016 and 2015 the Company experienced a decrease to software development costs and general and administrative expenses as we completed certain major improvements to our app prior to the close of fiscal 2015 and made efforts to reduce our operational overhead while we seek additional customers for our improved software offerings.  During this time the Company has been actively seeking additional capital by way of loans and equity financings in order to meet operational shortfalls.  Management has deferred an approved increase to compensation during the current three-month period as the Company secures additional contracts for our services.

Liquidity and Financial Condition

Working Capital
	At March 31, 2016	At December 31, 2015
Current Assets	$9,411	$11,321
Current Liabilities	$721,854	$742,140
Working Capital (Deficit)	$(712,443)	$(730,819)

Cash Flows
	Three month periods ended March 31,
	2016	2015
Net cash used in operating activities	$(29,435)	$(88,911)
Net cash provided by financing activities	$30,000	$170,000
Net increasein cash during period	$565	$81,089

Operating Activities

Net cash used in operating activities was $29,435 for the three-month period ended March 31, 2016 compared with cash used in operating activities of $88,911 in the same period in 2015. The decrease in cash used in operating activities is predominantly attributable to various non-cash reconciliation adjustments including accretion of debt discount on convertible notes and the change in the fair value of our derivative liabilities, as well as decreases to accounts payable and accrued expenses period over period as we were not able to retire our obligations as they became due.

Investing Activities

There were no investing activities during the three-month period ended March 31, 2016 and 2015.

Financing Activities

Net cash provided by financing activities was $30,000 for the three-month period ended March 31, 2016 compared to $170,000 of cash provided in the same period in 2015.

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

Our Company has generated revenues of $5,751 and $8,315 in the three month periods ended March 31, 2016 and 2015, respectively, which amounts are not presently sufficient to cover our ongoing quarterly operating expenses. We have never paid dividends and it is unlikely we will generate sufficient earnings in the immediate or foreseeable future to meet our operational overhead. The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2016, we had a working capital deficit of $712,443 and have an accumulated deficit of $3,444,423. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The financial statements included herein do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our Company be unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.  Refer to Note 2 of the Financial Statements included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 14, 2016.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.

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

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following shares of common stock were issued in the three months ended March 31, 2016 and up to and including the date of this report:

Issuances Date		Conversion Price/FMV ($)	Number of shares issued	Amount ($)
January 22, 2016	Conversion of debt	0.00185	10,524,653	19,471
February 8, 2016	Conversion of debt	0.00275	1,891,905	5,203
February 11, 2016	Conversion of debt	0.00212	7,075,472	15,000
February 23, 2016	Conversion of debt	0.00165	3,163,138	5,219
February 26, 2016	Conversion of debt	0.001425	10,524,653	14,997
March 7, 2016	Conversion of debt	0.0011	4,757,658	5,233
March 7, 2016	Conversion of debt	0.0012833	10,524,653	13,507
March 7, 2016	Conversion of debt	0.00106	14,150,943	15,000
March 28, 2016	Conversion of debt	0.00088	14,190,567	12,488
March 31, 2016	Conversion of debt	0.000795	17,610,063	14,000
April 13, 2016	Conversion of debt	0.000825	14,190,567	11,707
April 14, 2016	Conversion of debt	0.000825	7,674,420	6,331
April 19, 2016	Conversion of debt	0.000825	16,641,726	13,729
April 22, 2016	Conversion of debt	0.000795	28,301,887	22,500
May 4, 2016	Conversion of debt	0.000825	19,022,419	15,693
May 9, 2016	Conversion of debt	0.000825	19,924,416	16,438
May 10, 2016	Conversion of debt	0.001100	17,898,667	19,689
May 12, 2016	Conversion of debt	0.000825	8,360,581	6,897
May 12, 2016	Conversion of debt	0.000795	21,383,648	17,000
	Total		247,812,036	250,166

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION
120
 None .

Item 6. Exhibits
Exhibit Description	Filed herewith	Form	Exhibit	Incorporated by reference Filing Date
Articles of Incorporation		S-1	3.1	03/18/08
Amendment to Articles of Incorporation		8-K	3.1	03/16/2016
Certificate of Designation		8-K	3.1	10/15/2015
By-laws as currently in effect		S-1	3.2	03/18/08
Agency Agreement with Carter, Terry & Company executed August 8, 2014		10-Q	10.1	08/14/2014
Form of Addendum between the Company and certain investors with convertible loans expiring November 27, 2015		10-Q	10.2	11/19/2014
August 22, 2014 letter agreement between the Company and Quarry Bay Equity Inc.		10-Q	10.3	11/19/2014
Form of employment agreement between the Company and David Gasparine		10-Q	10.4	11/19/2014
2014 Stock Option and Award Plan		10-Q	10.5	11/19/2014
Form of Stock Option Agreement		10-Q	10.6	11/19/2014
Form of Stock Award Agreement		10-Q	10.7	11/19/2014
Form of Note - LG Capital Funding LLC		10-Q	10.8	11/19/2014
Form of Note - JSJ Investments Inc.		10-Q	10.9	11/19/2014
Form of SPA and 8% Convertible Redeemable Notes entered into between the Company and Adar Bays LLC.		8-K	10.1	02/17/2015
Form of Services Agreement between the Company and Wheat Creative LLC		8-K	10.3	02/17/2015
Form of SPA and 8% Convertible Note - JSJ Investments Inc.		10-Q	10.10	08/19/2015
Form of SPA and 8% Convertible Note – St. George Investments LLC		10-Q	10.11	08/19/2015
Form of SPA and 8% Convertible Note – GW Holdings Group LLC		10-Q	10.12	08/19/2015
Form of SPA and 8% Convertible Note – Adar Bays, LLC		10-K	10.13	4/14/2016
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X		31.1
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X		31.2
Certification of Principal Executive and Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X		32.1
Interactive Data files	X		101

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EPOXY, INC.

Date: May 23, 2016	By:	/s/ David Gasparine
	Name:	David Gasparine
	Title:	Chief Executive Officer (Principal Executive Officer), Treasurer, (Principal Financial Officer) Secretary, and Director