Form 10-Q
period 2016-06-30
Epoxy, Inc.
filed 2016-08-19
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
483,650,826 shares of common stock outstanding as of August 12, 2016
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

EPOXY, INC.
TABLE OF CONTENTS

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Unaudited Consolidated Balance Sheets as of June 30, 2016 and December 31,2015	F-1
Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015	F-2
Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2016 and 2015	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-15

EPOXY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current
Cash	$4,188	$5,883
Accounts receivable	880	880
Prepaid expenses	1,583	4,558
Total Current Assets	6,651	11,321

Vehicle	3,774	9,436
Trademark and Patent	7,695	7,695

Total Assets	$18,120	$28,452

LIABILITIES
Current
Accounts payable and accrued liabilities	$157,333	$146,433
Deferred revenue	53,400	-
Loans payable	32,000	32,000
Derivative liabilities	65,472	296,090
Convertible notes, net of unamortized discounts and deferred financing cost	141,098	267,617
Total Current Liabilities	449,303	742,140

Total Liabilities	449,303	742,140

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.00001 par value;
authorized: 35,000,000 Series A Preferred shares, 25,080,985 issued and outstanding as of June 30, 2016 and December 31, 2015	251	251
authorized: 15,000,000 Series B Preferred shares, 1,000,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015	10	10
Common Stock, $0.00001 par value;
authorized: 850,000,000 shares, 483,650,826 and 226,253,317 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	4,836	2,263
Additional paid-in capital	3,229,910	2,397,946
Accumulated deficit	(3,666,190)	(3,114,158)
Total Stockholders’ Deficit	(431,183)	(713,688)
Total Liabilities and Stockholders’ Deficit	$18,120	$28,452

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three month ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$7,401	$7,330	$13,152	$15,645

Operating Expenses
Depreciation	2,830	2,830	5,661	5,661
Software research and development	13,870	31,757	21,869	47,145
General and administrative expenses	78,740	133,913	134,679	210,661
Total operating expenses	95,440	168,500	162,209	263,467

Loss from operations	(88,039)	(161,170)	(149,057)	(247,822)

Other Income (Expenses):
Gain (loss) on change in fair value of derivative liabilities	(75,063)	887,305	(270,835)	320,971
Recovered loss on debt settlement	-	-	9,000	-
Interest expenses	(58,665)	(166,079)	(141,140)	(319,189)
Total other income (expenses)	(133,728)	721,226	(402,975)	1,782

Net income (loss)	$(221,767)	$560,056	$(552,032)	$(246,040)

Net income (loss) per share – basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Net income (loss) per share – diluted	(0.00)	0.00	(0.00)	(0.00)

Weighted average shares outstanding – basic	426,240,861	190,657,897	339,407,102	183,892,494
Weighted average shares outstanding – diluted	426,240,861	284,567,214	339,407,102	183,892,494

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2016	2015
Cash flows from Operating Activities
Net loss	$(552,032)	$(246,040)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	5,661	5,661
Share issuance for services	-	40,917
(Gain) loss on change in fair value of derivative liabilities	270,835	(320,971)
Amortization of discounts on convertible notes	121,585	300,301
Imputed interest	350	350
Changes in operating assets and liabilities:
Prepaid expenses	2,975	(8,000)
Deferred revenue	53,400	-
Accounts payable and accrued expenses	24,031	37,361
Net cash used in operating activities	(73,195)	(190,421)

Cash flows from Financing Activities
Proceeds from convertible notes	71,500	170,000
Net cash provided by financing activities	71,500	170,000

Net decrease in cash during the period	(1,695)	(20,421)
Cash, beginning of period	5,883	63,953
Cash, end of period	$4,188	$43,532

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash investing activities:
Debt principal converted to shares	$242,000	298,000
Accrued interest converted to shares	13,132	13,565
Derivative liability reclassified as additional paid-in capital	579,057	995,240
Derivative liability – debt discount	77,604	200,000
Debt issuance financing cost	9,500	-

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on April 14, 2016.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Note 2 – Going Concern

For the six months ended June 30, 2016, the Company used net cash in operations of $73,195. In addition, the Company had a working capital deficit as of June 30, 2016. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2016 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

The following table provides a summary of the fair value of our derivative liabilities as of June 30, 2016 and December 31, 2015:
	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of June 30, 2016:
Liabilities
Derivative liabilities	$-	$-	$65,472

As of December 31, 2015:
Liabilities
Derivative liabilities	$-	$-	$296,090

Note 4- Loans Payable

	Loan #1	Loan #2	Loan #3	Loan #4

Principal	$5,000	$7,000	$10,000	$10,000
Issued Date	August 9, 2013	September 11, 2013	June 30, 2014	July 25, 2014
Due Date	August 8, 2014	On demand	June 30, 2015	July 25, 2015
Interest Rate	10%	N/A	5%	5%
Default Interest Rate	16%	N/A	11%	11%

Principal:
Balance, June 30, 2016 and December 31, 2015	$5,000	$7,000	$10,000	$10,000
Accrued Interest:
Balance, December 31, 2015	$1,200	Nil	$625	$1,000
Balance, June 30, 2016	$2,896	Nil	$3,403	$3,287

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

On July 16, 2015, the Company amended the terms of the certain convertible loan agreements with four investors for a total of $125,000 due and payable on April 16, 2016. Under the amended terms, a total of $125,000 in convertible notes which come due and payable on November 27, 2015 were first extended to mature on April 16, 2016, and then subsequently extended to mature on January 1, 2017.  In addition, the notes were modified whereby they do not become convertible until maturity.

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

The carrying value of these convertible notes is as follows:

	August 1, 2014 Recalculation	December 31, 2014	December 31, 2015	June 30, 2016
Face value of certain convertible notes	125,000	125,000	125,000	125,000
Less: unamortized discount	(125,000)	(116,702)	-	-
Carrying value	-	8,298	125,000	125,000

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

As at June 30, 2016, the carrying values of the convertible debenture and accrued convertible interest thereon were $125,000 and $6,233, respectively.

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

On March 8, 2016, the Company received $9,000 from an investor in order to acquire 2,489,435 and recorded as gain on recovered loss on debt settlement for the six months ended June 30, 2016.

(3)	Convertible note due on January 14, 2016 (CN#1)

On July 14, 2015, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $90,000 from total loan proceeds of $102,000, which bears interest at 8% per annum and is due on January 14, 2016. Financing fees of $10,000 and legal fees of $2,000 were paid in respect of the note.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion. As of June 30, 2016, the outstanding principal balance under this note was all converted to shares (December 31, 2015 -$102,000).

The following table reflects the details of the issuance of 96,876,179 shares in respect of Conversion Notices received for a total of 102,000 in principal and $5,498 in accrued interest from CN#1 during the six months ended June 30, 2016:

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
January 22, 2016	19,471	-	0.00185	10,524,653
February 26, 2016	14,997	-	0.001425	10,524,653
March 7, 2016	13,507	-	0.0012833	10,524,653
March 28, 2016	12,488	-	0.00088	14,150,943
April 13, 2016	11,707	-	0.000825	14,190,567
April 29, 2016	15,639	-	0.000822	19,022,419
May 10, 2016	14,191	5,498	0.0011	17,898,667
Total	102,000	5,498		96,876,179

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 5- Convertible Notes (continued)

(4)	Convertible note due on July 29, 2016 (CN#2)

On July 29, 2015 the Company entered into a convertible loan agreement with an investor. The Company received new proceeds totaling $75,000 from total loan proceeds of $84,000 which bears interest at 8% per annum and is due on July 29, 2016.  An original issue discount of $6,000 and legal fees of $3,000 were paid in respect of the note.  Interest shall accrue from the advancement date and shall be payable on maturity.  Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at 58% multiplied by the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding the applicable Conversion, provided that if at any time the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.01, then in such event the then-current Conversion Factor shall be reduced by 5% for all future Conversions. As of June 30, 2016, the outstanding principal balance under this note was converted to shares (December 31, 2015 - $84,000).

The following table reflects the details of the issuance of 98,107,486 shares in respect of Conversion Notices received for a total of 84,000 in principal and $4,580 in accrued interest from CN#5 during the six months ended June 30, 2016:

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
February 11, 2016	15,000	-	0.00212	7,075,472
March 7, 2016	15,000	-	0.00106	14,150,943
March 31, 2016	14,000	-	0.000795	17,610,063
April 18, 2016	22,500	-	0.000795	28,301,887
May 12, 2016	17,000	-	0.000795	21,383,649
June 23, 2016	500	4,580	0.00053	9,585,472
Total	84,000	4,580		98,107,485

(5)	Convertible note due on August 3, 2016 (CN#3)

On August 3, 2015, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $50,000 from total loan proceeds of $56,000, which bears interest at 8% per annum and is due on August 3, 2016. Financing fees of $3,500 and legal fees of $2,500 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion. As of June 30, 2016, the outstanding principal balance under this note was converted to shares (December 31, 2015 - $56,000).

The following table reflects the details of the issuance of 62,413,844 shares in respect of Conversion Notices received for a total of $56,000 in principal and $3,114 in accrued interest from CN#5 during the six months ended June 30, 2016:

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 5- Convertible Notes (continued)

(5)	Convertible note due on August 3, 2016 (CN#3) (continued)

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
February 8, 2016	5,000	203	0.00275	1,891,905
February 23, 2016	5,000	219	0.00165	3,163,138
March 7, 2016	5,000	233	0.0011	4,757,658
April 15, 2016	6,000	331	0.000825	7,674,420
April 19, 2016	13,000	792	0.000825	16,641,726
May 9, 2016	15,500	938	0.000825	19,924,416
May 12, 2016	6,500	398	0.000825	8,360,581
Total	56,000	3,114		62,413,844

(6)	Convertible note due on January 25, 2017 (CN#4)

On January 25, 2016, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $30,000 from total loan proceeds of $35,000, which bears interest at 8% per annum and is due on January 25, 2017. Financing fees of $3,000 and legal fees of $2,000 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of 52% of the lowest trading prices for the previous twelve (12) trading days to the date of conversion. As of June 30, 2016, the outstanding principal balance under this note was $35,000 (December 31, 2015 - $nil).

(7)	Convertible note due on May 20, 2017 (CN#5)

On May 20, 2016, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $46,000 from total loan proceeds of $41,500, which bears interest at 8% per annum and is due on May 20, 2017. Financing fees of $2,500 and legal fees of $2,000 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion. As of June 30, 2016, the outstanding principal balance under this note was $46,000 (December 31, 2015 - $nil).

In our evaluation of the financing arrangement, we concluded that the conversion features were not afforded the exemption as a conventional convertible instrument and it did not otherwise meet the conditions set forth in current accounting standards for equity classification. Accordingly, they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities. (See footnote 7 for derivative disclosure)

Additionally, the Company evaluated the convertible notes in note 5 (1) above and concluded that these were tainted due to the variable conversion rate of the above the convertible notes and as such they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities. They were removed from the derivative liabilities upon their substantial modification and extinguishment. (See footnote 7 for derivative disclosure)

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 5- Convertible Notes (continued)

The carrying value of certain convertible notes (CN#1, CN#2, CN#3, CN#4 and CN#5) are as follows:

	CN#1	CN#2	CN#3	CN#4	CN#5	Total
Carrying value, December 31, 2015	$92,822	$30,385	$19,410	$-	$-	$142,617

Face value of certain convertible notes	102,000	84,000	56,000	-	-	242,000
Add: Face value of certain convertible notes	-	-	-	35,000	46,000	81,000
Less: Face value converted to shares	(102,000)	(84,000)	(56,000)	-	-	(242,000)
Less: unamortized discount	-	-		(22,917)	(41,985)	(64,902)
Carrying value, June 30, 2016	-	-	-	12,083	4,015	16,098

Amortization of the discount over the three and six months ended June 30, 2016 totaled $46,537 and $121,585, respectively, which amount has been recorded as interest expense.  The unamortized discount of $65,246 associated with above notes (CN#4 and CN#5) will be expensed in future periods.

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

Common stock

The following shares of common stock were issued in the six months ended June 30, 2016

Issuances Date		Conversion Price/FMV ($)	Number of shares issued	Amount ($)
January 22, 2016	Conversion of debt	0.00185	10,524,653	19,471
February 8, 2016	Conversion of debt	0.00275	1,891,905	5,203
February 11, 2016	Conversion of debt	0.00212	7,075,472	15,000
February 23, 2016	Conversion of debt	0.00165	3,163,138	5,219
February 26, 2016	Conversion of debt	0.001425	10,524,653	14,997
March 7, 2016	Conversion of debt	0.0011	4,757,658	5,233
March 7, 2016	Conversion of debt	0.0012833	10,524,653	13,507
March 7, 2016	Conversion of debt	0.00106	14,150,943	15,000
March 28, 2016	Conversion of debt	0.00088	14,190,567	12,488
March 31, 2016	Conversion of debt	0.000795	17,610,630	14,000
April 13, 2016	Conversion of debt	0.000825	14,190,567	11,707
April 15, 2016	Conversion of debt	0.000825	7,674,420	6,331
April 18, 2016	Conversion of debt	0.000795	28,301,887	22,500
April 19, 2016	Conversion of debt	0.000825	16,641,726	13,792
April 29, 2016	Conversion of debt	0.0008255	19,022,419	15,639
May 9, 2016	Conversion of debt	0.000825	19,924,416	16,438
May 10, 2016	Conversion of debt	0.0011	17,898,667	19,689
May 12, 2016	Conversion of debt	0.000825	8,360,581	6,898
May 12, 2016	Conversion of debt	0.000795	21,383,649	17,000
June 23, 2016	Conversion of debt	0.00053	9,585,472	5,080
	Total		257,397,509	255, 192

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 6 – Common Stock and Stock-Based Compensation (continued)

Series A Preferred Shares

As at June 30, 2016 and December 31, 2015 the Company had 25,080,985 Series A Preferred Shares issued and outstanding each carrying conversion rights of 2.5 common shares to each 1 share of Series A Preferred Stock and voting rights of 15 to 1, compared to common stock.

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

Stock award and stock option

Stock Option

The following tables summarize information concerning stock options outstanding as of June 30, 2016 and December 31, 2015

	June 30, 2016		December 31, 2015
	Shares	Weighted Average Exercise Price $	Shares	Weighted Average Exercise Price $
Outstanding at beginning of the year	500,000	0.03	500,000	0.03
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	500,000	0.03	500,000	0.03

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 6 – Common Stock and Stock-Based Compensation (continued)

Stock award and stock option (continued)

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$0.03	500,000	0.30	500,000

Share Purchase Warrants

During the year ended December 31, 2014 the Company issued a 2-year warrant entitling the holders to acquire an additional 93,333 shares of common stock at an exercise price of $0.30 per share.

As June 30, 2016 and December 31, 2015, the following share purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2014	950,000	0.14
Forfeited/Canceled/Expired	(950,000)	0.12
Exercised	-	-
Outstanding – December 31, 2015	93,333	0.30
Forfeited/Canceled/Expired	(93,333)	0.30
Exercised	-	-
Exercisable – June 30, 2016	-	-

All 93,333 warranted expired unexercised during the period ended June 30, 2016.

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

On May 20, 2016, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $46,000 from total loan proceeds of $41,500, which bears interest at 8% per annum and is due on May 20, 2017. Financing fees of $2,500 and legal fees of $2,000 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

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

As a result of the application of ASC No. 815 in six months ended June 30, 2016 the fair value of the conversion feature associated with the convertible loans is summarized as follows:

Balance at December 31, 2015	296,090
Derivative additions associated with convertible notes	77,604
Derivative liability reclassified as additional paid-in capital associated with conversion of debt	(579,057)
Loss on change in fair value during the period	270,835
Balance at June 30, 2016	$65,472

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2016 and commitment date:

	Commitment Date	June 30, 2016	December 31, 2015
Expected dividends	0	0	0
Expected volatility	196.14 ~ 260.38%	162.43%~257.10%	265~ 268%
Expected term	0.59 ~ 1 years	0.00~0.82 years	0.04~0.59
Risk free interest rate	0.10~0.44%	0.21~0.38%	0.14 ~ 0.48%

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

During the six months ended June 30, 2016, the Company accrued fees of $36,000 (June 30, 2015 - $28,800) and paid $23,462 to Mr. Gasparine, leaving $12,537 on the balance sheets on the accounts payable and accrued liabilities.

Note 10 – Deferred Revenue

(a)
During the three months ended March 31, 2016 the Company entered into various agreements with a telephone service provider (the “Client”) for the launch of the Epoxy App at its corporate and franchise locations. Under the terms of the agreement, Epoxy would offer training to the corporate location and the term would run twelve months from the launch of the Epoxy App.  As consideration the Company would receive fees from certain locations in advance, totaling $23,400.  Subsequent to the execution of the agreements the Client revised its corporate focus.  As a result, the Company has recorded the entire fee remitted as deferred revenue until such time as a formal unwinding of the agreement is complete. As at June 30, 2016 the amounts received remain in deferred revenue as the Company has not yet concluded the unwinding of the agreement.

(b)
On March 31, 2016 the Company entered into an agreement with a third party for the development of a customized Epoxy app pilot program and branded corporate implementation. Under the terms of the agreement Epoxy will receive a development fee of $49,000 to be paid as to $30,000 on signing of the agreement, and $19,000 upon official launch of the pilot program.  Revenue under this contract will initially recorded as deferred revenue and realized upon completion of each scope of work. As at June 30, 2016 amounts received under this contract remain in deferred revenue as the pilot program is not yet complete.

Note 11 – Subsequent events

On July 13, 2016 a total of $15,000 in principal and $6,030.74 in accrued interest payable to Andara Investments Limited (formerly known as Adam’s Ale) was acquired by GW Holdings Group LLC.  The Company issued a replacement note in the principal amount of $21,030.74 to GW on July 21, 2016 which convertible note bears interest at 8% per annum and is due on July 13, 2017. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 52% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015.

Our net (loss) for the three month periods ended June 30, 2016 and 2015 is as follows:

	Three month ended
	June 30,
	2016	2015
Revenue	$7,401	$7,330

Operating Expenses
Depreciation	2,830	2,830
Software research and development	13,870	31,757
General and administrative expenses	78,740	133,913
Total operating expenses	95,440	168,500

Loss from operations	(88,039)	(161,170)

Other Income (Expenses):
Gain (loss) on change in fair value of derivative liabilities	(75,063)	887,305
Recovered loss on debt settlement	-	-
Interest expenses	(58,665)	(166,079)
Total other income (expenses)	(133,728)	721,226

Net income (loss)	$(221,767)	$560,056

During the comparative three month periods ended June 30, 2016 and 2015 the Company experienced a decrease to software development costs and general and administrative expenses as we completed certain major improvements to our app prior to the close of fiscal 2015 and made efforts to reduce our operational overhead while we seek additional customers for our improved software offerings.  During this time the Company has been actively seeking additional capital by way of loans and equity financings in order to meet operational shortfalls.  Management has deferred full salary payments during the current three-month period as the Company secures additional contracts for our services. Interest expenses are reduced period over period as the Company has successfully retired various convertible loans.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015.

	Six months ended
	June 30,
	2016	2015
Revenue	$13,152	$15,645

Operating Expenses
Depreciation	5,661	5,661
Software research and development	21,869	47,145
General and administrative expenses	134,679	210,661
Total operating expenses	162,209	263,467

Loss from operations	(149,057)	(247,822)

Other Income (Expenses):
Gain (loss) on change in fair value of derivative liabilities	(270,835)	320,971
Recovered loss on debt settlement	9,000	-
Interest expenses	(141,140)	(319,189)
Total other income (expenses)	(402,975)	1,782

Net income (loss)	$(552,032)	$(246,040)

During the comparative six month periods ended June 30, 2016 and 2015 the Company experienced a decrease to software development costs and general and administrative expenses as we completed certain major improvements to our app prior to the close of fiscal 2015 and made efforts to reduce our operational overhead while we seek additional customers for our improved software offerings.  In particular, the Company limited consulting fees paid to third parties in the current 6 months ended June 30, 2016 which allowed for a substantive reduction to general and administrative expenses. During this time the Company has been actively seeking additional capital by way of loans and equity financings in order to meet operational shortfalls.  Management has deferred full salary payments during the current three-month period as the Company secures additional contracts for our services. Interest expenses are reduced period over period as the Company has successfully retired various convertible loans.

Liquidity and Financial Condition

Working Capital
	At June 30, 2016	At December 31, 2015
Current Assets	$6,651	$11,321
Current Liabilities	$449,303	$742,140
Working Capital (Deficit)	$(442,652)	$(730,819)

Cash Flows
	Six month periods ended June 30,
	2016	2015
Net cash used in operating activities	$(73,195)	$(190,421)
Net cash provided by financing activities	$71,500	$170,000
Net increase in cash during period	$(1,695)	$(20,421)

Operating Activities

Net cash used in operating activities was $73,195 for the six-month period ended June 30, 2016 compared with cash used in operating activities of $190,421 in the same period in 2015. The decrease in cash used in operating activities is predominantly attributable to various non-cash reconciliation adjustments including accretion of debt discount on convertible notes and the change in the fair value of our derivative liabilities, as well as decreases to accounts payable and accrued expenses period over period as we were not able to retire our obligations as they became due.

Investing Activities

There were no investing activities during the six-month period ended June 30, 2016 and 2015.

Financing Activities

Net cash provided by financing activities was $71,500 for the six-month period ended June 30, 2016 compared to $170,000 of cash provided in the same period in 2015.

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

Our Company has generated revenues of $13,152 and $15,645 in the six month periods ended June 30, 2016 and 2015, respectively, which amounts are not presently sufficient to cover our ongoing quarterly operating expenses. We have never paid dividends and it is unlikely we will generate sufficient earnings in the immediate or foreseeable future to meet our operational overhead. The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2016, we had a working capital deficit of $442,652 and have an accumulated deficit of $3,666,190. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The financial statements included herein do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our Company be unable to continue as a going concern.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance will change how companies account for certain aspects of share-based payments to employees. Under existing accounting guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments are recorded in additional paid-in-capital. The new guidance will require such benefits or deficiencies to be recognized as income tax benefits or expenses in the statement of operations.  Companies are required to apply the new guidance prospectively. The new standard is effective for fiscal years beginning after December 15, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and adoption beginning on January 1, 2019.

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

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following shares of common stock were issued in the six months ended June 30, 2016 and up to and including the date of this report:

Issuances Date		Conversion Price/FMV ($)	Number of shares issued	Amount ($)
January 22, 2016	Conversion of debt	0.00185	10,524,653	19,471
February 8, 2016	Conversion of debt	0.00275	1,891,905	5,203
February 11, 2016	Conversion of debt	0.00212	7,075,472	15,000
February 23, 2016	Conversion of debt	0.00165	3,163,138	5,219
February 26, 2016	Conversion of debt	0.001425	10,524,653	14,997
March 7, 2016	Conversion of debt	0.0011	4,757,658	5,233
March 7, 2016	Conversion of debt	0.0012833	10,524,653	13,507
March 7, 2016	Conversion of debt	0.00106	14,150,943	15,000
March 28, 2016	Conversion of debt	0.00088	14,190,567	12,488
March 31, 2016	Conversion of debt	0.000795	17,610,063	14,000
April 13, 2016	Conversion of debt	0.000825	14,190,567	11,707
April 14, 2016	Conversion of debt	0.000825	7,674,420	6,331
April 19, 2016	Conversion of debt	0.000825	16,641,726	13,729
April 22, 2016	Conversion of debt	0.000795	28,301,887	22,500
May 4, 2016	Conversion of debt	0.000825	19,022,419	15,639
May 9, 2016	Conversion of debt	0.000825	19,924,416	16,438
May 10, 2016	Conversion of debt	0.001100	17,898,667	19,689
May 12, 2016	Conversion of debt	0.000825	8,360,581	6,898
May 12, 2016	Conversion of debt	0.000795	21,383,648	17,000
June 23, 2016	Conversion of debt	0.00053	9,585,472	5,080
	Total		257,397,509	255,192

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

Further, on July 12, 2016 the Company received confirmation from 4 holders of a total of $125,000 in convertible debt originally due and payable on April 16, 2016, of an extension of the maturity date to January 1, 2017.

On July 13, 2016 a total of $15,000 in principal and $6,030.74 in accrued interest payable to Andara Investments Limited (formerly known as Adam’s Ale) was acquired by GW Holdings Group LLC.  The Company issued a replacement note in the principal amount of $21,030.74 to GW on July 21, 2016 which convertible note bears interest at 8% per annum and is due on July 13, 2017. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 52% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

 None .

ITEM 6. EXHIBITS

Exhibit Description	Filed herewith	Form	Exhibit	Incorporated by reference Filing Date
Articles of Incorporation		S-1	3.1	03/18/08
Amendment to Articles of Incorporation		8-K	3.1	03/16/2016
Certificate of Designation		8-K	3.1	10/15/2015
By-laws as currently in effect		S-1	3.2	03/18/08
Agency Agreement with Carter, Terry & Company executed August 8, 2014		10-Q	10.1	08/14/2014
Form of Addendum between the Company and certain investors with convertible loans expiring November 27, 2015		10-Q	10.2	11/19/2014
August 22, 2014 letter agreement between the Company and Quarry Bay Equity Inc.		10-Q	10.3	11/19/2014
Form of employment agreement between the Company and David Gasparine		10-Q	10.4	11/19/2014
2014 Stock Option and Award Plan		10-Q	10.5	11/19/2014
Form of Stock Option Agreement		10-Q	10.6	11/19/2014
Form of Stock Award Agreement		10-Q	10.7	11/19/2014
Form of Note - LG Capital Funding LLC		10-Q	10.8	11/19/2014
Form of Note - JSJ Investments Inc.		10-Q	10.9	11/19/2014
Form of SPA and 8% Convertible Redeemable Notes entered into between the Company and Adar Bays LLC.		8-K	10.1	02/17/2015
Form of Services Agreement between the Company and Wheat Creative LLC		8-K	10.3	02/17/2015
Form of SPA and 8% Convertible Note - JSJ Investments Inc.		10-Q	10.10	08/19/2015
Form of SPA and 8% Convertible Note – St. George Investments LLC		10-Q	10.11	08/19/2015
Form of SPA and 8% Convertible Note – GW Holdings Group LLC		10-Q	10.12	08/19/2015
Form of SPA and 8% Convertible Note – Adar Bays, LLC		10-K	10.13	4/14/2016
Form of SPA and 8% Convertible Note – GW Holdings Group LLC.	X		10.14
Form of Note extension	X		10.15
Form of Replacement Note issued to GW Holdings Group LLC.	X		10.16
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X		31.1
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X		31.2
Certification of Principal Executive and Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X		32.1
Interactive Data files	X		101

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EPOXY, INC.

Date: August 19, 2016	By:	/s/ David Gasparine
	Name:	David Gasparine
	Title:	Chief Executive Officer (Principal Executive Officer), Treasurer, (Principal Financial Officer) Secretary, and Director