Form 10-Q
period 2016-09-30
Epoxy, Inc.
filed 2016-11-21
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
483,650,826 shares of common stock outstanding as of November 17, 2016
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

EPOXY, INC.
TABLE OF CONTENTS

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Unaudited Consolidated Balance Sheets as of September 30, 2016 and December 31,2015	F-1
Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015	F-2
Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and 2015	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-16

EPOXY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current
Cash	$3,019	$5,883
Accounts receivable	880	880
Prepaid expenses	1,583	4,558
Total Current Assets	5,482	11,321

Vehicle	944	9,436
Trademark and Patent	7,695	7,695

Total Assets	$14,121	$28,452

LIABILITIES
Current
Accounts payable and accrued liabilities	$182,245	$146,433
Deferred revenue	72,400	-
Loans payable	29,000	32,000
Derivative liabilities	153,752	296,090
Convertible notes, net of unamortized discounts and deferred financing cost	165,715	267,617
Total Current Liabilities	603,112	742,140

Total Liabilities	603,112	742,140

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.00001 par value;
authorized: 35,000,000 Series A Preferred share, 25,080,985 issued and outstanding as of September 30, 2016 and December 31, 2015	251	251
authorized: 15,000,000 Series B Preferred shares, 1,000,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015	10	10
Common Stock, $0.00001 par value;
authorized: 850,000,000 shares, 483,650,826 and 226,253,317 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	4,836	2,263
Additional paid-in capital	3,230,084	2,397,946
Accumulated deficit	(3,824,172)	(3,114,158)
Total Stockholders’ Deficit	(588,991)	(713,688)
Total Liabilities and Stockholders’ Deficit	$14,121	$28,452

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three month ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$7,779	$9,370	$20,931	$25,015

Operating Expenses
Depreciation	2,831	2,831	8,492	8,492
Software research and development	11,752	35.207	33,621	82,352
General and administrative expenses	53,768	75,060	188,447	285,721
Total operating expenses	68,351	113,098	230,560	376,565

Loss from operations	(60,572)	(103,728)	(209,629)	(351,550)

Other Income (Expenses):
Gain (loss) on change in fair value of derivative liabilities	(63,852)	162,548	(334,687)	483,519
Recovered loss on debt settlement	-	-	9,000	-
Gain (loss) on debt settlement	-	512,393	-	512,393
Interest expenses	(33,558)	(162,802)	(174,698)	(481,991)
Total other income (expenses)	(97,410)	512,139	(500,385)	513,921

Net income (loss)	$(157,982)	$408,411	$(710,014)	$162,371

Net income (loss) per share – basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Net income (loss) per share – diluted	(0.00)	0.00	(0.00)	(0.00)

Weighted average shares outstanding – basic	483,650,826	207,239,198	387,839,302	189,687,332
Weighted average shares outstanding – diluted	483,650,826	285,985,419	387,839,302	268,433,552

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2016	2015
Cash flows from Operating Activities
Net income (loss)	$(710,014)	$162,371
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	8,492	8,492
Share issuance for services	-	40,917
Loss (gain) on extinguishment of debt		(512,393)
Loss (gain) on change in fair value of derivative liabilities	334,687	(483,519)
Amortization of discounts on convertible notes	149,598	457,773
Imputed interest	525	1,849
Changes in operating assets and liabilities:
Prepaid expenses	2,975	(3,420)
Deferred revenue	72,400	-
Accounts payable and accrued expenses	54,973	21,824
Net cash used in operating activities	(86,364)	(306,106)

Cash flows from Financing Activities
Proceeds from sale of common stock		442,000
Proceeds from loan	12,000	-
Proceeds from convertible notes	71,500	(57,000)
Net cash provided by financing activities	83,500	385,000

Net decrease in cash during the period	(2,864)	78,894
Cash, beginning of period	5,883	63,953
Cash, end of period	$3,019	$142,847

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash investing activities:
Debt principal converted to shares	$242,000	402,000
Accrued interest converted to shares	13,132	15,152
Derivative liability reclassified as additional paid-in capital	579,057	1,133,681
Derivative liability – debt discount	102,032	442,000
Debt issuance financing cost	9,500	-
Loan payable assigned to convertible note	15,000	-
Accrued interest assigned to convertible note	6,031	-

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

On September 28, 2016 the Company’s board of directors and majority shareholder approved an increase of the Company’s authorized share capital from 850,000,000 common shares to 1,950,000,000 common shares.  The Company filed the amendment with the State of Nevada on November 21, 2016.

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on April 14, 2016.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Note 2 – Going Concern

For the nine months ended September 30, 2016, the Company used net cash in operations of $86,364. In addition, the Company had a working capital deficit as of September 30, 2016. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2016 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

The following table provides a summary of the fair value of our derivative liabilities as of September 30, 2016 and December 31, 2015:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of September 30, 2016:
Derivative liabilities	$-	$-	$153,752

As of December 31, 2015:
Derivative liabilities	$-	$-	$296,090

Note 4- Loans Payable

On July 13, 2016 a total of $15,000 in principal and $6,031 in accrued interest payable to Andara Investments Limited (formerly known as Adam’s Ale) (Loan #1 and Loan #3 below) was acquired by GW Holdings Group LLC.  The Company issued a replacement note in the principal amount of $21,031 to GW on July 21, 2016 which convertible note bears interest at 8% per annum and is due on July 13, 2017. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 52% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 4- Loans Payable (continued)

	Loan #1	Loan #2	Loan #3	Loan #4	Loan #5
Principal	5,000	7,000	10,000	10,000	12,000
Issued Date	August 9, 2013	September 11, 2013	June 30, 2014	July 25, 2014	September 12, 2016
Due Date	August 8, 2014	On demand	June 30, 2015	July 25, 2015	September 12, 2017
Interest Rate	10%	N/A	5%	5%	10%
Default Interest Rate	16%	N/A	11%	11%	N/A

Balance, December 31, 2015
Principal:	5,000	7,000	10,000	10,000	-
Accrued Interest:	1,200	Nil	625	1,000	-
Addition: accrued interest	2,203	Nil	2,003	2,752	59
Deduct: debt assignment	(8,403)	-	(12,628)	-
Balance, September 30, 2016
Principal:	-	7,000	-	10,000	12,000
Accrued Interest:	-	Nil	-	3,752	59

Note 5- Convertible Notes

(1)	Convertible notes originally due on November 27, 2015:

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

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 5- Convertible Notes

(1)	Convertible notes originally due on November 27, 2015: (continued)

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

The carrying value of these convertible notes is as follows:

	August 1, 2014 Recalculation	December 31, 2014	December 31, 2015	September 30, 2016
Face value of certain convertible notes	125,000	125,000	125,000	125,000
Less: unamortized discount	(125,000)	(116,702)	-	-
Carrying value	-	8,298	125,000	125,000

 As at December 31 2015, the carrying values of the convertible debenture and accrued convertible interest thereon were $125,000 and $12,500, respectively. Amortization of the discounts associated with these notes was $37,599 during the year ended December 31, 2015.

As at September 30, 2016, the carrying values of the convertible debenture and accrued convertible interest thereon were $125,000 and $9,349, respectively.

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

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 5- Convertible Notes (continued)

(2)	Convertible note due on January 13, 2016: (continued)

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

On March 8, 2016, the Company received $9,000 from an investor in order to acquire 2,489,435 and recorded as gain on recovered loss on debt settlement for the nine months ended September 30, 2016.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 5- Convertible Notes (continued)

(3)	Convertible note due on January 14, 2016 (CN#1)

On July 14, 2015, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $90,000 from total loan proceeds of $102,000, which bears interest at 8% per annum and is due on January 14, 2016. Financing fees of $10,000 and legal fees of $2,000 were paid in respect of the note.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion. As of September 30, 2016, the outstanding principal balance under this note was all converted to shares (December 31, 2015 -$102,000).

The following table reflects the details of the issuance of 96,876,179 shares in respect of Conversion Notices received for a total of 102,000 in principal and $5,498 in accrued interest from CN#1 during the nine months ended September 30, 2016:

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

On July 29, 2015 the Company entered into a convertible loan agreement with an investor. The Company received new proceeds totaling $75,000 from total loan proceeds of $84,000 which bears interest at 8% per annum and is due on July 29, 2016.  An original issue discount of $6,000 and legal fees of $3,000 were paid in respect of the note.  Interest shall accrue from the advancement date and shall be payable on maturity.  Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at 58% multiplied by the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding the applicable Conversion, provided that if at any time the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.01, then in such event the then-current Conversion Factor shall be reduced by 5% for all future Conversions. As of September 30, 2016, the outstanding principal balance under this note was converted to shares (December 31, 2015 - $84,000).

The following table reflects the details of the issuance of 98,107,486 shares in respect of Conversion Notices received for a total of 84,000 in principal and $4,580 in accrued interest from CN#5 during the nine months ended September 30, 2016:

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

On August 3, 2015, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $50,000 from total loan proceeds of $56,000, which bears interest at 8% per annum and is due on August 3, 2016. Financing fees of $3,500 and legal fees of $2,500 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion. As of September 30, 2016, the outstanding principal balance under this note was converted to shares (December 31, 2015 - $56,000).

The following table reflects the details of the issuance of 62,413,844 shares in respect of Conversion Notices received for a total of $56,000 in principal and $3,114 in accrued interest from CN#5 during the nine months ended September 30, 2016:

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

On January 25, 2016, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $30,000 from total loan proceeds of $35,000, which bears interest at 8% per annum and is due on January 25, 2017. Financing fees of $3,000 and legal fees of $2,000 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of 52% of the lowest trading prices for the previous twelve (12) trading days to the date of conversion. As of September 30, 2016, the outstanding principal balance under this note was $35,000 (December 31, 2015 - $nil).

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 5- Convertible Notes (continued)

(7)	Convertible note due on May 20, 2017 (CN#5)

On May 20, 2016, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $46,000 from total loan proceeds of $41,500, which bears interest at 8% per annum and is due on May 20, 2017. Financing fees of $2,500 and legal fees of $2,000 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion. As of September 30, 2016, the outstanding principal balance under this note was $46,000 (December 31, 2015 - $nil).

(8)	Convertible note due on May 20, 2017 (CN#6)

On July 13, 2016 a total of $15,000 in principal and $6,030.74 in accrued interest payable to Andara Investments Limited (formerly known as Adam’s Ale) was acquired by GW Holdings Group LLC.  The Company issued a replacement note in the principal amount of $21,031 to GW on July 21, 2016 which convertible note bears interest at 8% per annum and is due on July 13, 2017. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 52% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion. As of September 30, 2016, the outstanding principal balance under this note was $21,031 (December 31, 2015 - $nil).

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

The carrying value of certain convertible notes (CN#1, CN#2, CN#3, CN#4, CN#5 and CN#6) are as follows:

	CN#1	CN#2	CN#3	CN#4	CN#5	CN#6	Total
Carrying value, December 31, 2015	$92,822	$30,385	$19,410	$-	$-	$-	$142,617

Face value of certain convertible notes	102,000	84,000	56,000	-	-		242,000
Add: Face value of certain convertible notes	-	-	-	35,000	46,000	21,031	102,031
Less: Face value converted to shares	(102,000)	(84,000)	(56,000)	-	-	-	(242,000)
Less: unamortized discount	-	-		(12,907)	(32,652)	(15,757)	(61,316)
Carrying value, September 30, 2016	$-	$-	$-	$22,093	$13,348	$5,274	$40,715

Amortization of the discount over the three and nine months ended September 30, 2016 totaled $28,013 and $149,598, respectively, which amount has been recorded as interest expense.  The unamortized discount of $61,316 associated with above notes (CN#4, CN#5 and CN#6) will be expensed in future periods.

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

On September 28, 2016 the Company’s board of directors approved an increase of the Company’s authorized share capital from 850,000,000 common shares to 1,950,000,000 common shares.  The Company filed the amendment with the State of Nevada on November 21, 2016.  The authorized preferred shares remain at a total of 50,000,000 for issue so that the Company has a total of 2,000,000,000 shares authorized.

Common stock

The following shares of common stock were issued in the nine months ended September 30, 2016

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

Series A Preferred Shares

As at September 30, 2016 and December 31, 2015 the Company had 25,080,985 Series A Preferred Shares issued and outstanding each carrying conversion rights of 2.5 common shares to each 1 share of Series A Preferred Stock and voting rights of 15 to 1, compared to common stock.

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

Series B Preferred shares (continued)

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

Stock award and stock option

Stock Option

The following tables summarize information concerning stock options outstanding as of September 30, 2016 and December 31, 2015

	September 30, 2016		December 31, 2015
	Shares	Weighted Average Exercise Price $	Shares	Weighted Average Exercise Price $
Outstanding at beginning of the year	500,000	0.03	500,000	0.03
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	500,000	0.03	500,000	0.03

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$0.03	500,000	0.30	500,000

Share Purchase Warrants

During the year ended December 31, 2014 the Company issued a 2-year warrant entitling the holders to acquire an additional 93,333 shares of common stock at an exercise price of $0.30 per share.

As September 30, 2016 and December 31, 2015, the following share purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2014	950,000	0.14
Forfeited/Canceled/Expired	(950,000)	0.12
Exercised	-	-
Outstanding – December 31, 2015	93,333	0.30
Forfeited/Canceled/Expired	(93,333)	0.30
Exercised	-	-
Exercisable – September 30, 2016	-	-

All 93,333 warranted expired unexercised during the period ended September 30, 2016.

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

On July 13, 2016 a total of $15,000 in principal and $6,030.74 in accrued interest payable to Andara Investments Limited (formerly known as Adam’s Ale) was acquired by GW Holdings Group LLC.  The Company issued a replacement note in the principal amount of $21,031 to GW on July 21, 2016 which convertible note bears interest at 8% per annum and is due on July 13, 2017. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 52% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

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

As a result of the application of ASC No. 815 in nine months ended September 30, 2016 the fair value of the conversion feature associated with the convertible loans is summarized as follows:

Balance at December 31, 2015	$296,090
Derivative additions associated with convertible notes	102,032
Derivative liability reclassified as additional paid-in capital associated with conversion of debt	(579,057)
Loss on change in fair value during the period	334,687
Balance at September 30, 2016	$153,752

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2016 and commitment date:

	Commitment Date	September 30, 2016	December 31, 2015
Expected dividends	0	0	0
Expected volatility	196.14 ~ 280.77%	233.67%~264.82%	265~ 268%
Expected term	0.59 ~ 1 years	0.32~0.78 years	0.04~0.59
Risk free interest rate	0.10~0.45%	0.21~0.45%	0.14 ~ 0.48%

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

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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

During the nine months ended September 30, 2016, the Company accrued fees of $54,000 (September 30, 2015 - $43,200) and paid $28,360 to Mr. Gasparine, leaving $25,640 on the balance sheets on the accounts payable and accrued liabilities.

Note 10 – Deferred Revenue

(a)
During the three months ended March 31, 2016 the Company entered into various agreements with a telephone service provider (the “Client”) for the launch of the Epoxy App at its corporate and franchise locations. Under the terms of the agreement, Epoxy would offer training to the corporate location and the term would run twelve months from the launch of the Epoxy App.  As consideration the Company would receive fees from certain locations in advance, totaling $23,400.  Subsequent to the execution of the agreements the Client revised its corporate focus.  As a result, the Company has recorded the entire fee remitted as deferred revenue until such time as a formal unwinding of the agreement is complete. As at September 30, 2016 the amounts received remain in deferred revenue as the Company has not yet concluded the unwinding of the agreement.

(b)
On March 31, 2016 the Company entered into an agreement with a third party for the development of a customized Epoxy app pilot program and branded corporate implementation. Under the terms of the agreement Epoxy will receive a development fee of $49,000 which amounts were paid as to $30,000 on signing of the agreement, and $19,000 upon official launch of the pilot program, which occured during the quarter ended September 30, 2016.  All proceeds have been received under the contract and recorded as deferred revenue.  These amounts are expected to be realized as income upon completion of the pilot program.

Note 11 – Subsequent events

Subsequent to September 30, 2016 the Company entered into two service contracts for a term of 12 months and 24 months, respectively, where under during phase 1 the Company will develop a customized EPOXY app for gift and loyalty cards for each client. Terms of the agreements provide for phase one development fees in the cumulative amount of $29,000, in addition, cumulative monthly fees payable under the contracts, which increase on a sliding scale based on the number of customer locations, are a minimum of $1,400 per month.

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

We plan to expand geographically in stages.  We have already obtained various customers beyond the Las Vegas market and into certain Southwestern United States. Our initial target for expansion has been focused on Southern California. By December 2017 we plan to expand into the Midwest, and by December 2019 we plan to expand nationally by adding customers with a national presence to our portfolio. As we experience each stage of growth, we plan to increase our staff primarily through commission-based sales people, as opposed to salaried or hourly wage employees, thus minimizing the financial burden of each stage of expansion. We believe that this plan for expansion will also minimize the need for additional outside financing, as we plan to fund our growth primarily through the growth of our paying customer base. In addition, as we move from single customer locations to larger corporate bodies with numerous franchise or store front locations we will adjust the per location pricing of our program to suit our customer’s budget and needs.  In addition, we offer training, customized development and product support where applicable for a one time development fee.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015.

Our net (loss) for the three month periods ended September 30, 2016 and 2015 is as follows:
	Three months ended
	September 30,
	2016	2015
Revenue	$7,779	$9,370

Operating Expenses
Depreciation	2,831	2,831
Software research and development	11,752	35.207
General and administrative expenses	53,768	75,060
Total operating expenses	68,351	113,098

Loss from operations	(60,572)	(103,728)

Other Income (Expenses):
Gain (loss) on change in fair value of derivative liabilities	(63,852)	162,548
Gain (loss) on debt settlement	-	512,393
Interest expenses	(33,558)	(162,802)
Total other income (expenses)	(97,410)	512,139

Net income (loss)	$(157,982)	$408,411

During the comparative three month periods ended September 30, 2016 and 2015 the Company experienced a decrease to software development costs and general and administrative expenses as we completed certain major improvements to our app prior to the close of fiscal 2015 and made efforts to reduce our operational overhead while we seek additional customers for our improved software offerings.  During this time the Company has been actively seeking additional capital by way of loans and equity financings in order to meet operational shortfalls.  Management has deferred full salary payments during the current three-month period as the Company secures additional contracts for our services. Interest expenses are reduced period over period as the Company has successfully retired various convertible loans.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	Nine months ended
	September 30,
	2016	2015
Revenue	$20,931	$25,015

Operating Expenses
Depreciation	8,492	8,492
Software research and development	33,621	82,352
General and administrative expenses	188,447	285,721
Total operating expenses	230,560	376,565

Loss from operations	(209,629)	(351,550)

Other Income (Expenses):
Gain (loss) on change in fair value of derivative liabilities	(334,687)	483,519
Recovered loss on debt settlement	9,000	-
Gain (loss) on debt settlement	-	512,393
Interest expenses	(174,698)	(481,991)
Total other income (expenses)	(500,385)	513,921

Net income (loss)	$(710,014)	$162,371

During the comparative nine month periods ended September 30, 2016 and 2015 the Company experienced a decrease to software development costs and general and administrative expenses as we completed certain major improvements to our app prior to the close of fiscal 2015 and made efforts to reduce our operational overhead while we seek additional customers for our improved software offerings.  In particular, the Company limited consulting fees paid to third parties in the current 9 months ended September 30, 2016 which allowed for a substantive reduction to general and administrative expenses. During this time the Company has been actively seeking additional capital by way of loans and equity financings in order to meet operational shortfalls.  Management has deferred full salary payments during the current three-month period as the Company secures additional contracts for our services. Interest expenses are reduced period over period as the Company has successfully retired various convertible loans.

Liquidity and Financial Condition

Working Capital
	At September 30, 2016	At December 31, 2015
Current Assets	$5,482	$11,321
Current Liabilities	$603,112	$742,140
Working Capital (Deficit)	$(597,630)	$(730,819)

Cash Flows
	Nine month periods ended September 30,
	2016	2015
Net cash used in operating activities	$(86,364)	$(306,106)
Net cash provided by financing activities	$83,500	$385,000
Net increase in cash during period	$(2,864)	$78,894

Operating Activities

Net cash used in operating activities was $86,364 for the nine-month period ended September 30, 2016 compared with cash used in operating activities of $306,106 in the same period in 2015. The decrease in cash used in operating activities is predominantly attributable to various non-cash reconciliation adjustments including accretion of debt discount on convertible notes and the change in the fair value of our derivative liabilities, as well as decreases to accounts payable and accrued expenses period over period as we were not able to retire our obligations as they became due.

Investing Activities

There were no investing activities during the nine-month period ended September 30, 2016 and 2015.

Financing Activities

Net cash provided by financing activities was $83,500 for the nine-month period ended September 30, 2016 compared to $385,000 of cash provided in the same period in 2015.

Going Concern

We do not presently have sufficient funds on hand to operate for the upcoming twelve months.Our cash on hand presently falls short of our currently anticipated operating expenses, however, we believe any shortfall can be addressed by the anticipated increase to our revenues or new loans and equity financing opportunities. We have no assurance that future financing will be available to us in the future on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Our Company has generated revenues of $20,931 and $25,015 in the nine month periods ended September 30, 2016 and 2015, respectively, which amounts are not presently sufficient to cover our ongoing quarterly operating expenses. We do expect to conclude certain milestones under existing customer contracts during the fourth quarter of fiscal 2016 to allow us to move certain deferred revenue into our reported income , and to enterin into certain other more lucrative contracts that should provide additional revenue both from software pilot programs and on a monthly basis.  We have never paid dividends and it is unlikely we will generate sufficient earnings in the immediate or foreseeable future to meet our operational overhead. The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2016, we had a working capital deficit of $597,630 and have an accumulated deficit of $3,824,172. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The financial statements included herein do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our Company be unable to continue as a going concern.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2018, with early application permitted. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On September 28, 2016 the Company’s board of directors and majority shareholder approved an increase of the Company’s authorized share capital from 850,000,000 common shares to 1,950,000,000 common shares.  The Company filed the amendment with the State of Nevada on November 21, 2016.  The remain a total of 50,000,000 preferred shares authorized for issue so that the Company has a total of 2,000,000,000 shares authorized.

Subsequent to September 30, 2016 the Company entered into two service contracts for a term of 12 months and 24 months respectively, where under during phase 1 the Company will develop a customized EPOXY app for gift and loyalty cards for each client. Terms of the agreements provide for phase one development fees in the cumulative amount of $29,000, in addition, cumulative monthly fees payable under the contracts, which increase on a sliding scale based on the number of customer locations, are a minimum of $1,400 per month.

ITEM 6. EXHIBITS

Exhibit Description	Filed herewith	Form	Exhibit	Incorporated by reference Filing Date
Articles of Incorporation		S-1	3.1	03/18/08
Amendment to Articles of Incorporation		8-K	3.1	03/16/2016
Certificate of Designation		8-K	3.1	10/15/2015
By-laws as currently in effect		S-1	3.2	03/18/08
Agency Agreement with Carter, Terry & Company executed August 8, 2014		10-Q	10.1	08/14/2014
Form of Addendum between the Company and certain investors with convertible loans expiring November 27, 2015		10-Q	10.2	11/19/2014
August 22, 2014 letter agreement between the Company and Quarry Bay Equity Inc.		10-Q	10.3	11/19/2014
Form of employment agreement between the Company and David Gasparine		10-Q	10.4	11/19/2014
2014 Stock Option and Award Plan		10-Q	10.5	11/19/2014
Form of Stock Option Agreement		10-Q	10.6	11/19/2014
Form of Stock Award Agreement		10-Q	10.7	11/19/2014
Form of Note - LG Capital Funding LLC		10-Q	10.8	11/19/2014
Form of Note - JSJ Investments Inc.		10-Q	10.9	11/19/2014
Form of SPA and 8% Convertible Redeemable Notes entered into between the Company and Adar Bays LLC.		8-K	10.1	02/17/2015
Form of Services Agreement between the Company and Wheat Creative LLC		8-K	10.3	02/17/2015
Form of SPA and 8% Convertible Note - JSJ Investments Inc.		10-Q	10.10	08/19/2015
Form of SPA and 8% Convertible Note – St. George Investments LLC		10-Q	10.11	08/19/2015
Form of SPA and 8% Convertible Note – GW Holdings Group LLC		10-Q	10.12	08/19/2015
Form of SPA and 8% Convertible Note – Adar Bays, LLC		10-K	10.13	4/14/2016
Form of SPA and 8% Convertible Note – GW Holdings Group LLC.			10.14	08/19/2016
Form of Note extension			10.15	08/19/2016
Form of Replacement Note issued to GW Holdings Group LLC.			10.16	08/19/2016
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X		31.1
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X		31.2
Certification of Principal Executive and Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X		32.1
Interactive Data files	X		101

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EPOXY, INC.

Date: November 21, 2016	By:	/s/ David Gasparine
	Name:	David Gasparine
	Title:	Chief Executive Officer (Principal Executive Officer), Treasurer, (Principal Financial Officer) Secretary, and Director