Form 10-K
period 2016-12-31
Epoxy, Inc.
filed 2017-12-29
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Yes	[ ]	No	[ X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files

Yes	[X]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer[ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

      If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2016 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $384,121.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of December 19, 2017, the Registrant had 1,602,995,014 shares of common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

General Company Description

Our goal is to provide a simple and easy to use platform for consumers to find business information, including but not limited to product and service descriptions, promotions, loyalty programs, and customer reviews, as well as to provide business owners a simple and easy to use platform to promote their businesses to mobile app users. Through ongoing research and development we will be able to continue evolving our platform and features provided for our users.

Epoxy has been in the market for several years and is generating revenues, though we are not yet able to cover all our operational costs.  Presently we are focussed on (1) increasing the number of merchants using our app (increasing paying customer base); (2) increasing the number of users of our app and the frequency of use and (3) expansion of our market presence from the West Coast (California, Nevada) to a national presence.

Our primary philosophy is to provide excellent customer service to both app users and merchants, while utilizing feedback through our events, website and mobile app. The mobile application platform gives us an opportunity to seamlessly receive feedback while providing a service. Once feedback has been provided we can then study and then apply this to the system. We believe if you keep the marketing simple, to the point and clean, people will be willing to listen and convert. Once a customer is willing to listen, they can be turned into more valuable, loyal customers.

Epoxy's product is marketed to Mobile App Users as well as Business owners.  Our website is www.epoxyapp.com

Products and Services

Epoxy's mobile app, is a "two-part" system that has a server that both a website and a mobile application access. The mobile app allows users to find local businesses that have an Epoxy membership. An app user can navigate to an individual business several ways. App users can find a specific business by searching for the specific name of the business, the category of the business or by the app users location and listed results on a Map View. App users can then filter the results of the businesses in the Map View by category. Once a business is chosen the app user is presented with a Business Landing Page or "BLP". The BLP displays information about that specific business that the business owner has input including operating hours, locations, menus, phone numbers as well as marketing such as digital loyalty cards and coupons. Within the BLP app users can also create reviews or "Sticky Notes" about that individual business and review other Sticky Notes that have been previously created. When an app user opens a loyalty card or offer the app has a built in scanner that allows the staff to "punch" or "redeem" either offer. A loyalty card is scanned multiple times and once completely filled is valid for a specified offer from the business owner. The app user can collect or "save" filled loyalty cards to redeem at a later time. A coupon is a one-time use offer that once redeemed will disappear from the device and become de-active. A business needs no equipment as the scanner is built into the Epoxy application that is required to scan each unique QR code. Epoxy provides each business with their own unique code that is used to track each loyalty card and offer. Each time an app user redeems an offer or digitally receives a punch the system tracks that information and displays it on a website administration panel for the business owner to track.

The website serves as a merchant login where merchants can access an administration panel that allows them to create their BLP and add digital punch cards, offers, events and send out direct messages to individuals or groups in real-time.  The admin panel also will provide the merchants with analytics such as the number of recipients for these direct messages, the number of punch cards and offers that have been used as well as the individual customers who are recommending that particular business (the referral system is a pending patent).  This will allow the merchant to distinguish between different levels of consumers and compensate accordingly. This also adds a level of security and accuracy to the loyalty and coupon program that is not practical with a paper system.

Our pricing for individual merchants is a simple flat membership fee of $50 a month, without any contracts.  The mobile app is free for consumers to download, and is available on both Android and Apple platforms.  We are also translating our application into other languages in order to apply our technology to other markets.   We have obtained a small number of relationships with larger franchise based organizations to whom we offer tiered pricing which will reflect discounts for number of locations using our service. As well we receive development fees from these merchants for the customization of their unique Epoxy app presence.

Marketing Plan

Our primary marketing plan is through use of public relations and face to face meetings with business owners and retail chains or franchises. These efforts include attending various independent and franchised businesses to perform demonstrations of our app, and joining events such as "The Bite of Las Vegas", an annual food festival in Las Vegas, Nevada which features restaurants from across the Las Vegas Valley, to gain exposure to local markets as well as potential app users.  We are also branching out to markets outside Nevada, such as certain California based business operations and secured several California based customers, as well as customers in other key geographical regions.

We have previously setup successful focus groups. Through use of data obtained in these focus groups we can market direct to app users.

We also use such marketing tools as "Epoxy Days" where we spend 2 hours at a local business and allow users to receive an additional 10% Off (or custom offer) during this time, which allows us to reach the app users directly promoting more organic growth (users who have exposure to the app through use or at businesses promoting it) as opposed to users seeing it randomly.

We will also be able to market the "Green" Element of Epoxy. The fact is the need for print will be dramatically reduced (nearly eliminated) for merchants.

We are also implementing other rewards based incentives to assist existing users and business in helping us expand our reach to new business in similar retail market space.

Economics

Facts about Mobile Markets:

I.   According to Statistica.com, a statistics portal that combines Statistics and Studies from over 18,000 sources, there were approximately 149.3 BN mobile app downloads, both free and paid in 2016 on smartphones, with app revenues totaling over $88.8 BN  (Source: https://www.statista.com/statistics/271644/worldwide-free-and-paid-mobile-app-store-downloads/ and https://www.statista.com/statistics/269025/worldwide-mobile-app-revenue-forecast/).  This is expected to increase to over 352 BN downloads in fiscal 2021 with projected revenues of over 188.9 BN.

II. Currently consumers have little control over the "shotgun" approach to marketing (i.e. direct mail, text campaigns and even computer ads). Epoxy allows users to take control of who they hear from, giving them a little control over the way in which advertisements are delivered.

III. What barriers to entry do you face in entering this market with your new company? Some typical barriers are:
- Market Share – Mobile Market
- Exposure – App users familiarity with our features
- Market Share – Merchant Market
- Brand Awareness
- Sales Structure

IV. How will Epoxy overcome the barriers?
-
Market share and presence has been our primary obstacle. Through the use of PR and events such as "Epoxy Days" and other marketing promotions we will gain two types of exposure simultaneously. One, we will be able to get the brand awareness out to app users and two, we will be giving customers hands on experience and in turn making them more familiar with brand new features.

-
Market share in the merchant market will be done through our "claim your location" style of advertising. Merchant locations can be added to the application by not only Epoxy staff but by app users as well. By doing this, Epoxy sales staff and marketing can be directed at informing business owners that they can "claim" their business via our website, which would entail providing basic information about that business, such as location, phone number, and the like, free of charge. For merchants to utilize our features (i.e. punch cards, offers and analytics) would require joining Epoxy on a month-to-month basis.

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

Epoxy will allow users to see businesses in their area, read reviews and share these businesses with friends with one simple click. Users will also have the ability to redeem offers directly from their device through the use of our patent pending software design via their camera. Users benefit from Epoxy because they can "filter" the amount of advertising they are exposed to while merchants still have a platform to share offers on.

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

•
Gives merchants "real" as opposed to "theoretical" analytics, meaning that they now can distinguish the actual number of consumers that have "seen" an offer or message. Once this figure is known, merchants can now more accurately market.

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

Currently Yelp remains our primary competitor for the "Reviews" feature of Epoxy. Groupon, Living Social and Amazon Deals are competitors for the "Offer" features of Epoxy.

Epoxy has features that have evolved and will continue to evolve directly from user input and interaction. Epoxy's reviews allow a user to not only write reviews about a particular business, but also allows a user to follow fellow users with similar tastes and receive updates when the users they are following write reviews.

Our competitive advantage relies heavily on Mr. Gasparine's experience in the restaurant industry. His background in owning and operating several restaurants has proven to be an asset to this concept, as he is fully aware of the challenges facing business owners in their marketing decisions, and can easily articulate to business owners the advantages that the Epoxy technology gives them in their marketing plan.  Our key features that differentiate Epoxy from the rest are the recommendation and rewarding system and the integration of technologies that allow business owners to sign up and engage without the need of any equipment.  Mr. Gasparine is able to apply this experience to other retail locations where customer loyalty and rewards may be applicable.

Niche

Our current niche is the small-medium business owner who can benefit from word-of-mouth marketing that don't have a lot of time to spend towards marketing. Our long-term goal is to expand beyond our current niche to include national and regional chains, as well as to continue to serve our core business of small to medium sized independent businesses.

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

Promotion

We primarily utilize a multi-faceted approach to initially promote our business to merchants, including but not limited to billboards, direct contact by sales staff, sales videos, and web-based promotions.  Additionally, we also utilize the customer base within the app to help reach our merchants via a word-of-mouth recommendation program the enables users to recommend Epoxy to business owners for a reward.

Pricing

Our pricing is a monthly recurring fee of $50/month and we will not require a contract.  As we are expanding our business we have added tiered pricing levels for chains or franchises that agree to use our service at multiple locations.  Reduced pricing on these larger businesses based on number of locations is the structure we are currently using.  We are also earning revenue in the form of one-time development fees for customize work to the Epoxy app for certain of our larger business customers.

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

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We do not have any granted trademarks, patents, or other intellectual property.  Couponz Inc., our wholly owned subsidiary, has filed two patents pending with the US Patent office. US Patent # 13/168,763 filed June 24th, 2011 and Patent # 13/404,882 filed on Feb 24th, 2012. The first patent (168,763) covers the ability for a mobile application to use the scanning technology within a mobile device to deliver information to our backend and in turn display analytics to the end user (merchants). The second patent (404,882) covers the analytics system of tracking customers who have "shared," the user who has received the "share" and if that user actually redeemed the "share" within the business.   At the date of this report these patents have not yet been granted and the Company has retained counsel specializing in intellectual property to progress our existing applications.

We plan to rely on trade secrets, technical know-how, and on-going design development to build and maintain our competitive position. We will take security measures to protect our trade secrets, proprietary know-how and technologies, and confidential data and continue to explore further methods of protection. Our policy is to execute confidentiality agreements with our employees and consultants upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us be kept confidential and not disclosed to any third parties. These agreements also generally provide that any designs or product development conceived by the individual in the course of rendering services to us shall be our exclusive property.

Research and Development Activities and Costs

Research and Development activities are not applicable to our business model.  We undertake ongoing software development activities to fit our application to the changing marketplace and these costs are expensed as incurred. During the fiscal year ended December 31, 2016, software development expenses decreased to $26,861 from $152,471 in 2015.  We undertook and completed substantial improvements to our platform in fiscal 2015, and as a result, during 2016 the required updates and improvements to our application and its features was reduced.

Employees

The Company has one employee, who is also an Officer and Director of the Company. Our Officers perform all of the job functions for the Company. The Company is considering adding additional employees in the form of a sales force during fiscal 2017 and 2018, however presently all additional sales assistance is provided on a consulting basis. The Company from time to time may retain independent consultants in connection with its operations to provide specialised services such as accounting, public relations, investor relations and software development services.

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

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our primary corporate offices are currently located at 2518 Anthem Village Drive, Suite 100, Henderson, Nevada 89052.  In March 2015 we leased a small residential/office space in San Diego, California in order to assist our management in cultivating new sales in the local California markets. During the fiscal year ended December 31, 2015 the Company renewed the lease and agreed to a small monthly rent increase.  The Company did not enter into a formal renewal agreement and the lease is now operating on a month to month basis.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is quoted on the OTC Markets Inc. owned and operated Inter-dealer Quotation System ("OTCPINK") under the symbol "EPXY".  The following table sets forth, for the quarters indicated, the high and low closing bid prices per share of our common stock on OTC Markets Inc., reported by the National Association of Securities Dealers Composite Feed or other qualified interdealer quotation medium. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Information provided below represents the two years ended December 31, 2015.

Year ended December 31, 2016	High	Low
First Quarter	$0.0075	$0.0014
Second Quarter	$0.0033	$0.0008
Third Quarter	$0.0011	$0.0005
Fourth Quarter	$0.0011	$0.0005

Year ended December 31, 2015	High	Low
First Quarter	$0.17	$0.053
Second Quarter	$0.078	$0.028
Third Quarter	$0.043	$0.0105
Fourth Quarter	$0.0176	$0.0033

(b) Classes of Stock and Holders of Common Stock

The Company has authorized a total of 2,000,000,000 shares of stock of which there are 1,950,000,000 common shares and 50,000,000 Preferred shares. Of the Preferred shares the Company has designated 35,000,000 Class A Preferred Shares and 15,000,000 Class B Preferred Shares.  Par value of all classes of stock is $0.00001 per share.

As at November 7, 2017 the Company had 25,080,985 Series A Preferred Shares issued and outstanding each carrying conversion rights of 2.5 common shares to each 1 share of Series A Preferred Stock and voting rights of 15 to 1, compared to common stock; and, 1,000,000 shares of Class B Preferred Stock with voting rights of 80% of the total votes on any matters brought to a vote of the holders of the Company's common stock.  Class B Preferred shares carry no conversion rights.

As of December 19 2017, there were approximately Thirty-Two (32) holders of record of our Common Stock and 1,602,995,014 common shares issued and outstanding.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information, as of December 31, 2016, with respect to our compensation plans under which common stock is authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in Column A) (1) (C)

Equity compensation plans not approved by stockholders	-	-	6,500,000
Total	-	-	6,500,000

(1)
On October 17, 2014 the Company's Board of Directors approved a 2014 Stock Option and Award Plan, approving the issuance of up to 10,000,000 shares of the Company's common stock. The Company granted Mr. Woywod 500,000 incentive stock options at an exercise price of $0.03 per share for a term of 2 years from the date of grant, which options also vested immediately.  These options expired unexercised in fiscal 2016 and were returned to the plan. Presently there remain 6,500,000 shares available for grant under the 2014 Stock Option and Award Plan.

(e) Recent Sales of Unregistered Securities

During the three months ended December 31, 2016 the Company issued 25,263,869 shares in respect of a conversion notice for a total of $6,064 at $0.00024 per share.

Further, subsequent to December 31, 2016 the Company issued a total 1,070,054,018 shares in respect of conversion notices received for a total of $97,004 in principal and accrued interest in respect to various convertible notes as discussed in Note 5 to the audited financial statements contained herein.

The Company will claim an exemption from the registration requirements of the Securities Act of 1933, as amended, for the issuance of the aforementioned shares pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are "accredited investors" and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2016 or December 31, 2015.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

Results of Operations for the years ended December 31, 2016 and 2015

During the fiscal years ended December 31, 2016 and 2015, the Company generated $29,415 and $30,398 in revenues, respectively.  The apparent decline in revenue is due to the fact that Company had not yet fulfilled all the terms of certain revenue contracts entered into during fiscal 2016, and therefore recorded deferred revenue for the fiscal year of $101,400 (2015 – Nil), which amount is expected to be realized in fiscal 2017.

As at December 31, 2016 and 2015, the Company had $2,662 and $5,883 in cash, prepaid expenses of $970 and $4,558, and accounts receivable of $Nil and $880, for total current assets of $3,632 and $11,321, respectively.  Total assets at December 31, 2016 and 2015 totaled $11,327 and $28,452 inclusive of the company vehicle and capitalized trademark and patent expenditures.

During the fiscal year ended December 31, 2016, the Company incurred total operating expenses of $289,481, as compared to total operating expenses of $1,413,460 for the same period last year. The significant decrease in operating expenses was due to stock based compensation expenses of $866,100 in fiscal 2015, compared to $nil in 2016, with respect to issuance of certain Series B preferred shares to our sole officer and director during fiscal 2015. In addition, software development expenses decreased dramatically from $152,471 (2015) to $26,861 in the current year.  During fiscal 2015 the Company undertook a major improvement initiative to the Epoxy app, which was not required in fiscal 2016.  The operating loss for the fiscal year ended December 31, 2016 was $260,066 as compared to an operating loss of $1,383,062 for the same period last year.

In addition, the Company recorded various other expenses during fiscal 2016 and 2015 as a result of certain financing agreements, including a loss on the change in fair value of derivatives totaling $327,142 in fiscal 2016, as compared to a gain on the change in fair value of $606,898 in the prior comparative fiscal year.  The Company recorded a gain on debt settlement of $496,212 in fiscal 2015 with no comparative result in fiscal 2016.  Further during fiscal 2016 we recorded a loss of $3,774 on the disposal of fixed assets and a gain from the recovery of a loss incurred on the issuance of shares in a prior reporting period, with no comparative results in fiscal 2015. The  Company incurred $214,963 in interest expenses in fiscal 2016 as compared to $601,243 in the prior fiscal year as a result of certain convertible notes, and wrote down $880 in accounts receivable during fiscal 2016, with no comparative entry in the prior fiscal year.

The net loss in fiscal 2016 totaled $796,945 as compared to $881,195 in 2015.

The Company used net cash in operations of $86,721and $443,070 during the twelve-month periods ended December 31, 2016 and 2015, respectively, used net cash in investing activities of $nil in fiscal 2016 and 2015, and generated cash from financing activities including loans, convertible notes and share sales of $83,500 and $385,000, respectively.

Plan of Operation

Management believes that it will be able to commence profit generating operations in the current fiscal year. The Company's need for ongoing capital by way of loans and convertible notes, may change dramatically if it can generate additional revenues from its operations as it moves to secure additional business locally and in other states. There are no assurances additional capital will be available to the Company on acceptable terms. The Company expects to reflect a substantial increase to its revenue base in fiscal 2017.

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

Going Concern

The Company experienced operating losses of $(260,066) and $(1,383,062) over the two most recent fiscal years which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 3.)

Liquidity and Capital Resources

As of December 31, 2016, the Company had total current assets of $3,632, and total current liabilities of $639,401. The Company has limited financial resources available outside revenues generated from sales, funds it has obtained through use of convertible debt instruments and loans with third parties.  While the Company is expecting to continue to generate revenue and achieve profitable operations in the current fiscal year, it is possible that without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it may need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

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

Significant changes in the number of employees

As of December 19, 2017 and as at December 31, 2016, we had one employee and one officer. We are dependent upon our officers and directors for our future business development, as well as a small team of sales consultants. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments due by Period
Contractual Obligations
At December 31, 2016	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Loan payable	$29,000	$-	$-	$-	$29,000
Convertible Debt	$216,300	$-	$-	$-	$216,300
Capital Lease Obligations	$-	$-	$-	$-	$-
Long-Term Debt Obligations	$-	$-	$-	$-	$-

The above table outlines our obligations as of December 31, 2016 and does not reflect any changes in our obligations that have occurred after that date.

Critical Accounting Policies and Estimates

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design.  Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. As of December 31, 2016, and 2015, all capitalized software costs related to the development of the application were expensed because development was complete.

Research and Development Costs

The Company charges research and development costs with respect to software improvements to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $26,861 and $152,471 for the year ended December 31, 2016 and 2015, respectively.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when customers are invoiced for their monthly membership fee.  Participants in the program pay a monthly subscription fee per retail location, at the start of each month, which amount is immediately recorded as revenue. A notice period of 30 days is required to terminate any services with no refunds payable. Revenue in respect of our development contracts with third parties for the use of our app, including customization of our Epoxy app for particular clients, is recognized when the services have been rendered in full or as set out under the benchmark terms of each respective contract.

Allowance for Doubtful Accounts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We do not generally require collateral for our accounts receivable. Our allowance for doubtful accounts was $0 as of December 31, 2016 and 2015, and we wrote off a total of $880 in the current fiscal year ended December 31, 2016 (2015 $Nil).

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

The following table provides a summary of the fair value of our derivative liabilities as of December 31, 2016 and December 31, 2015:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of December 31, 2016:
Liabilities
Derivative liabilities	$-	$-	$109,403

As of December 31, 2015:
Liabilities
Derivative liabilities	$-	$-	$296,090

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Epoxy, Inc.

We have audited the accompanying balance sheets of Epoxy, Inc. (the Company) as of December 31, 2016, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Epoxy, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Pinnacle Accountancy Group of Utah
Farmington, Utah
December 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Epoxy, Inc.
Henderson, Nevada

We have audited the accompanying consolidated balance sheet of Epoxy, Inc. and its subsidiaries (the "Company") as of December 31, 2015 and the related consolidated statement of operation, stockholders' deficit and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epoxy, Inc. and its subsidiaries as of December 31, 2015 and the consolidated results of their operations and their cash flows for the year then in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 14, 2016

 EPOXY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current
Cash	$2,662	$5,883
Accounts receivable	-	880
Prepaid expenses	970	4,558
Total Current Assets	3,632	11,321

Vehicle	-	9,436
Trademark and Patent	7,695	7,695

Total Assets	$11,327	$28,452

LIABILITIES
Current
Accounts payable and accrued liabilities	$169,186	$146,433
Accounts payable – related parties	41,300	-
Deferred revenue	101,400	-
Loans payable	17,000	32,000
Loan payable – related party	12,000	-
Derivative liabilities	109,403	296,090
Convertible notes, net of unamortized discounts and deferred financing cost	189,112	267,617
Total Current Liabilities	639,401	742,140

Total Liabilities	639,401	742,140

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.00001 par value;
authorized: 35,000,000 Series A Preferred share, 25,080,985 issued and outstanding as of December 31, 2016 and December 31, 2015	251	251
authorized: 15,000,000 Series B Preferred shares, 1,000,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015	10	10
Common Stock, $0.00001 par value;
authorized: 1,950,000,000 shares, 532,940,996 and 226,253,317 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	5,330	2,263
Additional paid-in capital	3,277,438	2,397,946
Accumulated deficit	(3,911,103)	(3,114,158)
Total Stockholders' Deficit	(628,074)	(713,688)
Total Liabilities and Stockholders' Deficit	$11,327	$28,452

The accompanying notes are an integral part of these audited consolidated financial statements

EPOXY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve months ended
	December 31,
	2016	2015

Revenue	$29,415	$30,398

Operating Expenses
Depreciation	5,662	11,322
Software research and development	26,861	152,471
General and administrative expenses	256,958	1,249,667
Total operating expenses	289,481	1,413,460

Loss from operations	(260,066)	(1,383,062)

Other Income (Expenses):
(Loss) on disposal of fix assets	(3,774)	-
Gain (loss) on change in fair value of derivative liabilities	(327,142)	606,898
Recovered loss on shares issued	9,000	-
Gain (loss) on debt settlement	-	496,212
Interest expenses	(214,963)	(601,243)
Total other income (expenses)	(536,879)	501,867

Net income (loss)	$(796,945)	$(881,195)

Net income (loss) per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	420,576,752	198,573,462

The accompanying notes are an integral part of these audited consolidated financial statements

EPOXY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock				Common Stock
	Series A Preferred shares	Par Value	Series B Preferred shares	Par Value	Shares	Par Value	Additional Paid- in Capital	Accumulated Deficit	Total Paid-in Equity
Balance, December 31, 2014	25,080,985	$251	-	$-	176,594,121	$1,766	$(168,477)	$(2,232,963)	$(2,399,423)
Preferred shares issued for services	-	-	1,000,000	10	-	-	866,090	-	866,100
Derivative liabilities reclassify as additional paid in capital due to conversion	-	-	-	-	-	-	1,198,945	-	1,198,945
Shares issued for conversion of debt and accrued interest	-	-	-	-	45,929,848	460	443,625	-	444,085
Shares issued for loss on debt settlement	-	-	-	-	2,489,435	25	16,158	-	16,183
Shares issued for services	-	-	-	-	1,239,913	12	40,905	-	40,917
Imputed interest	-	-	-	-	-	-	700	-	700
Net loss	-	-	-	-	-	-		(881,195)	(881,195)
Balance, December 31, 2015	25,080,985	251	1,000,000	10	226,253,317	2,263	2,397,946	(3,114,158)	(713,688)

Shares issued for conversion of debt and accrued interest	-	-	-	-	306,687,679	3,067	262,932	-	265,999
Derivative liabilities reclassified as additional paid in capital due to conversion	-	-	-	-	-	-	615,860	-	615,860
Imputed interest	-	-	-	-	-	-	700	-	700
Net loss	-	-	-	-	-	-	-	(796,945)	(796,945)
Balance, December 31, 2016	25,080,985	$251	1,000,000	$10	532,940,996	$5,330	$3,277,438	$(3,911,103)	$(628,074)

The accompanying notes are an integral part of these audited consolidated financial statements

EPOXY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2016	2015
Cash flows from Operating Activities
Net income (loss)	$(796,945)	$(881,195)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	5,662	11,322
Share issuance for services	-	40,917
Serial B Preferred shares issuance for stock-based compensation	-	866,100
Loss on disposal of fixed assets	3,774	-
Loss (gain) on extinguishment of debt	-	(496,212)
Loss (gain) on change in fair value of derivative liabilities	327,142	(606,898)
Amortization of discounts on convertible notes	166,693	518,085
Amortization of deferred financing costs	17,033	47,362
Imputed interest	700	700
Write down accounts receivable	880	-
Changes in operating assets and liabilities:
Prepaid expenses	3,588	(4,558)
Deferred revenue	101,400	-
Accounts payable and accrued expenses	42,052	61,307
Accounts payable and accrued expenses – related party	41,300	-
Net cash used in operating activities	(86,721)	(443,070)

Cash flows from Investing Activities
Net cash used in investing activities	-	-

Cash flows from Financing Activities
Proceeds from loan – related party	12,000	-
Proceeds from convertible notes	71,500	442,000
Deferred financing costs	-	(57,000)
Net cash provided by financing activities	83,500	385,000

Net decrease in cash during the period	(3,221)	(58,070)
Cash, beginning of period	5,883	63,953
Cash, end of period	$2,662	$5,883

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash investing activities:
Debt principal converted to shares	$252,731	425,000
Accrued interest converted to shares	13,268	19,085
Derivative liability reclassified as additional paid-in capital	615,860	1,198,945
Derivative liability – debt discount	102,032	442,000
Debt issuance financing cost	9,500	-
Loan payable assigned to convertible note	15,000	-
Accrued interest assigned to convertible note	6,031	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of business and basis of presentation

Organization and nature of business

Epoxy, Inc. (the "Company") was incorporated in the State of Nevada on November 13, 2007 as Rioridge Resources Corp. On July 22, 2008, the Company changed its name to Neohydro Technologies Corp.

On August 1, 2014, the Company's name changed from Neohydro Technologies Corp. to Epoxy, Inc.  in furtherance of actions taken on May 23, 2014, when the Board of Directors of the Company (the "Board") approved, and recommended to the Majority Stockholders that they approve the name change. On May 27, 2014, the Majority Stockholders approved the name change by written consent in lieu of a meeting, in accordance with Nevada law. On August 4, 2014, the Company submitted the name change to FINRA for their review and approval, as well as the approval of a symbol change from NHYT to EPXY.   The Company filed an amendment to our Articles of Incorporation with the Secretary of State of Nevada changing our name to Epoxy, Inc. effective on August 1, 2014.

On March 16, 2016 pursuant to approval by the board of directors and shareholders, the Company filed an Amendment to its Articles of Incorporation increasing the authorized shares to 900,000,000 with 850,000,000 common and 50,000,000 preferred shares. On September 28, 2016, the Company's board of directors and majority shareholder approved a further increase of the Company's authorized share capital from 850,000,000 common shares to 1,950,000,000 common shares.  The Company filed the amendment with the State of Nevada on November 21, 2016.

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

During the year ended December 31, 2016 and 2015, the depreciation expense was $5,662 and $11,322, respectively.

	December 31, 2016	December 31, 2015
Motor Vehicles
Cost	$22,645	$22,645
Accumulated depreciation	(18,871)	(13,209)
Disposal	(3,774)	-
Carrying Value	-	9,436

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design.  Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. As of December 31, 2016, and 2015, all capitalized software costs related to the development of the application were expensed because development was complete and the useful life of the development is less than one year.

Research and Development Costs

The Company charges research and development costs with respect to software improvements to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $26,861 and $152,471 for the year ended December 31, 2016 and 2015, respectively.

 Trademark and Patent (Intangible assets)

Trademark and patent are recorded at cost. Amortization on trademark and patent are determined by their economic life.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when customers are invoiced for their monthly membership fee.  Participants in the program pay a monthly subscription fee per retail location, at the start of each month, which amount is immediately recorded as revenue. A notice period of 30 days is required to terminate any services with no refunds payable. Revenue in respect of our development contracts with third parties for the use of our app, including customization of our Epoxy app for particular clients, is recognized when the services have been rendered in full or as set out under the benchmark terms of each respective contract.  During fiscal 2016 the Company recorded $101,400 as deferred revenue (2015 -Nil) regarding certain contracts that have not been rendered in full.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the years ended December 31, 2016 and 2015, there was no impairment of long-lived assets.

Allowance for Doubtful Accounts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We do not generally require collateral for our accounts receivable. Our allowance for doubtful accounts was $0 as of December 31, 2016 and 2015, and we wrote off a total of $880 in the current fiscal year ended December 31, 2016 (2015 $Nil).

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

The following table provides a summary of the fair value of our derivative liabilities as of December 31, 2016 and December 31, 2015:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of December 31, 2016:
Liabilities
Derivative liabilities	$-	$-	$109,403

As of December 31, 2015:
Liabilities
Derivative liabilities	$-	$-	$296,090

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Stock based compensation

We account for stock based compensation in accordance with ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. For stock-based awards granted on or after January 1, 2006, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. In prior years, we accounted for stock-based awards under APB No. 25, "Accounting for Stock Issued to Employees." We account for non-employee share-based awards in accordance with ASC 505-50.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

Loss per Common Share

In accordance with ASC Topic 280 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

December 31, 2016
Common stock issuable upon conversion of 25,080,985 Series A Preferred Shares	62,702,463
Common stock issuable upon conversion of convertible notes	1,070,054,018

Reclassification

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $635,769 at December 31, 2016.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all our business and expansion plans.

Note 4- Loans Payable
The Company has received loans from arms length third parties in prior fiscal years in the gross amount of $32,000, accruing interest at rates of between 5% and 10% with default interst rates of between 10% and $16%.  The loans are in default and due on demand as at December 31, 2016and 2015:

	Note Payable	Accrued interest
Balance, December 31, 2014	$32,000	$-
Addition	-	2,825
Balance, December 31, 2015	32,000
Additions		7,424
Debt assignment	(15,000)	(6,031)
Balance, December 31, 2016	$17,000	$4,218

On July 13, 2016, a total of $15,000 in principal and $6,031 in accrued interest payable to Andara Investments Limited (formerly known as Adam's Ale) was acquired by GW Holdings Group LLC.  The Company issued a replacement note in the principal amount of $21,031 to GW on July 21, 2016. (ref Note 5- Convertible Notes (10))

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Convertible Notes

(1)	Convertible note due on August 22, 2015

On August 22, 2014, the Company entered into a convertible loan agreement with an investor (the "CN#1"), in which the Company has issued two 8% convertible redeemable notes in the aggregate principal amount of $250,000 with the first note being $125,000 and the second note being $125,000, convertible into shares of the Company's common stock upon the terms. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price equal to 52% of the lowest trading price of the Common Stock as reported on the OTCQB exchange for the twelve (12) prior trading days including the day upon which a Notice of Conversion is received by the Company.

On August 22, 2014, the Company received net proceeds totaling $106,250 in respect to the first of the two notes totaling a gross amount of $125,000. Financing fees of $12,500 and legal fees of $6,250 were paid in respect of the back end note which is due and payable on August 22, 2015.

On January 15, 2015 and February 26, 2015, respectively, the Company received net proceeds from an investor totaling $63,750 and $42,500 in respect to the second of the two notes in the total gross amount of $125,000.   Financing fees of $12,500 and legal fees of $6,250 were paid in respect of the back end note which is due and payable on August 22, 2015.

The following table reflects the issuance of 17,846,932 shares in respect of Conversion Notices received for a total of $250,000 in principal and $9,570 in accrued interest from the aforementioned notes during the year ended December 31, 2015:

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

As of December 31, 2015, the principal amount and all accrued interest payable with respect to the aforementioned convertible notes was paid in full with issuance of common stock.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Convertible Notes (continued)

(2)	Convertible note due on April 16, 2015

On September 17, 2014, the Company entered into a convertible loan agreement with an investor (the "CN#2). The Company received net proceeds totaling $88,000 from a note in the gross amount of $100,000 which bears interest at 10% per annum and is due on April 16, 2015. Financing fees of $10,500 and legal fees of $2,000 were paid in respect of the note which is due and payable on April 16, 2015. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of the lower of (1) a 50% discount to the average of the three lowest daily trading prices for the previous twenty (20) trading days to the date of conversion; or (2) a 50% discount to the average of the three lowest daily trading prices for the previous twenty (20) trading days before the date that this note was executed.

The following table reflects the details of the issuance of 9,180,180 shares in respect of Conversion Notices received for a total of $100,000 in principal and $5,582 in accrued interest from the aforementioned note during the year ended December 31, 2015:

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
March 26, 2015	6,775	-	0.0115167	588,235
April 1, 2015	50,000	-	0.0115000	4,347,826
April 22, 2015	43,225	5,582	0.0115000	4,244,119
Total	100,000	5,582		9,180,180

As of December 31, 2015, the principal amount and all accrued interest payable with respect to the aforementioned convertible notes was paid in full with issuance of common stock.

(3)	Convertible notes originally due on November 27, 2015:

On November 27, 2012, the Company entered certain convertible loan agreements with four (4) investors. The Company received a total of $125,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $125,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debentures up to its face value of total of $125,000.

On August 1, 2014, the Company successfully amended the terms of certain convertible loan agreements with four (4) investors for a total of $125,000 due and payable on November 27, 2015.  Under the amended terms, a total of $125,000 originally available for conversion into a total of 250,000,000 shares of common stock at $0.0005 per share has been amended to reflect a price of $0.005 per share for a total of 25,000,000 shares of common stock, if converted.

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

The Company analyzed the above amendment under ASC 470-60 and concluded that the amendment to the conversion terms qualified as a substantial modification and as such the unamortized discount of $79,103 was recorded as loss on extinguishment of debt. In addition, the fair value of the derivative liabilities associated with the pre-modification conversion option in these notes of $591,496 was extinguished resulting in a gain of $591,496. The net gain on extinguishment of liabilities during the year ended December 31, 2015 resulting from this substantial modification was $512,393.

The carrying value of these convertible notes is as follows:

	August 1, 2014 Recalculation	December 31, 2014	December 31, 2015	December 31, 2016
Face value of certain convertible notes	125,000	125,000	125,000	125,000
Less: unamortized discount	(125,000)	(116,702)	-	-
Carrying value	-	8,298	125,000	125,000

As at December 31, 2015, the carrying values of the convertible debenture and accrued convertible interest thereon were $125,000 and $12,500, respectively. Amortization of the discounts associated with these notes was $37,599 during the year ended December 31, 2015, and is reflected as interest expense.

As at December 31, 2016, the carrying values of the convertible debenture and accrued convertible interest thereon were $125,000 and $51,165, respectively.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Convertible Notes (continued)

(4)	Convertible note due on January 13, 2016

On January 13, 2015, the Company entered into a Securities Purchase Agreement ("SPA") with Adar Bays, LLC ("Adar") a Florida Limited Liability company where under the Company has issued two 8% convertible redeemable notes in the aggregate principal amount of $150,000 with the first note being $75,000 and the second note being $75,000, convertible into shares of the Company's common stock with a maturity date one year after issuance or January 13, 2016.  The first of the two notes (the "First Note") shall be paid for by Adar upon execution of the SPA, and the second note (the "Second Note") shall initially be paid for by the issuance of an offsetting $75,000 secured note issued to the Company by Adar ("Buyer Note"), provided that prior to conversion of the Second Note, Adar must have paid off the Buyer Note in cash. Under the terms of the First Note, at any time after 180 days, the holder may elect to convert all or part of the face value of the note into shares of the Company's common stock without restrictive legend at a price ("Conversion Price") for each share of Common Stock equal to 52% of the lowest trading price of the Company's common stock for the twelve prior trading days including the day upon which a Notice of Conversion is received by the Company.   If the shares are not delivered in 3 business days, to the holder, the Notice of Conversion may be rescinded. Under the terms of the Second Note, the holder is entitles at its option, after the expiration of the requisite Rule 144 holding period and after full cash payment for the promissory note issued by the holder to the Company simultaneously with the issuance by the Company of this note (the "Holder Issued Note") to convert all or part of the Note then outstanding into shares of the Company's common stock equal to 52% of the lowest trading price of the Company's common stock for the twelve prior trading days including the day upon which a Notice of Conversion is received by the Company.   If the shares are not delivered in 3 business days, to the holder, the Notice of Conversion may be rescinded.  With respect to the First and Second Notes, in the event that the Company experiences a DTC "Chill" on its shares the conversion price shall be decreased to 42% instead of 52% while the "Chill" is in effect, and in no event shall the holder be allowed to effect a conversion, if such conversion, along with other shares of the Company common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company.  Further, with respect to the Second note, in the event the Company is not "Current" in its SEC filings at the time the note is cash funded, the discount shall be decreased to 40% instead of 52%.  In respect of the First and Second notes interest on any unpaid principal balance of the Notes shall be paid by the Company in common stock (the "Interest Shares").  The Holder may at any time send a Notice of Conversion for Interest Shares based on the aforementioned formula for all or part of interest payable.

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

On January 15, 2015, the Company received net proceeds from Adar totaling $63,750 with respect to the First Note in the total gross amount of $75,000.   Financing fees of $7,500 and legal fees of $3,750 were paid.

As of December 31, 2015, the principal amount of 75,000 and all accrued interest payable of $3,934 with respect to this convertible note was paid in full with the issuance of 18,902,736 shares of common stock.

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

On March 8, 2016, the Company received $9,000 from the aforementioned note holder in respect of the 2,489,435 shares which amount was recorded as a recovered loss on issuance of shares for the year ended December 31, 2016.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Convertible Notes (continued)

(5)	Convertible note due on January 14, 2016 (CN#1)

On July 14, 2015, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $90,000 from total loan proceeds of $102,000, which bears interest at 8% per annum and is due on January 14, 2016. Financing fees of $10,000 and legal fees of $2,000 were paid in respect of the note.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion. As of December 31, 2016, the outstanding principal balance under this note was all converted to shares (December 31, 2015 -$102,000).

The following table reflects the details of the issuance of 96,876,179 shares in respect of Conversion Notices received for a total of $102,000 in principal and $5,498 in accrued interest from CN#1 during the year ended December 31, 2016:

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
January 22, 2016	19,471	-	0.00185	10,524,653
February 26, 2016	14,997	-	0.001425	10,524,653
March 7, 2016	13,507	-	0.0012833	10,524,653
March 28, 2016	12,488	-	0.00088	14,190,567
April 13, 2016	11,707	-	0.000825	14,190,567
April 29, 2016	15,639	-	0.000822	19,022,419
May 10, 2016	14,191	5,498	0.0011	17,898,667
Total	102,000	5,498		96,876,179

(6)	Convertible note due on July 29, 2016 (CN#2)

On July 29, 2015 the Company entered into a convertible loan agreement with an investor. The Company received new proceeds totaling $75,000 from total loan proceeds of $84,000 which bears interest at 8% per annum and is due on July 29, 2016.  An original issue discount of $6,000 and legal fees of $3,000 were paid in respect of the note.  Interest shall accrue from the advancement date and shall be payable on maturity.  Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at 58% multiplied by the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding the applicable Conversion, provided that if at any time the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.01, then in such event the then-current Conversion Factor shall be reduced by 5% for all future Conversions. As of December 31, 2016, the outstanding principal balance under this note was converted to shares (December 31, 2015 - $84,000).

The following table reflects the details of the issuance of 98,107,486 shares in respect of Conversion Notices received for a total of 84,000 in principal and $4,580 in accrued interest from CN#5 during the year ended December 31, 2016:

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Convertible Notes (continued)

(6)	Convertible note due on July 29, 2016 (CN#2) (continued)

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
February 11, 2016	15,000	-	0.00212	7,075,472
March 7, 2016	15,000	-	0.00106	14,150,943
March 31, 2016	14,000	-	0.000795	17,610,063
April 18, 2016	22,500	-	0.000795	28,301,887
May 12, 2016	17,000	-	0.000795	21,383,648
June 23, 2016	500	4,580	0.00053	9,585,472
Total	84,000	4,580		98,107,485

(7)	Convertible note due on August 3, 2016 (CN#3)

On August 3, 2015, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $50,000 from total loan proceeds of $56,000, which bears interest at 8% per annum and is due on August 3, 2016. Financing fees of $3,500 and legal fees of $2,500 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion. As of December 31, 2016, the outstanding principal balance under this note was converted to shares (December 31, 2015 - $56,000).

The following table reflects the details of the issuance of 62,413,844 shares in respect of Conversion Notices received for a total of $56,000 in principal and $3,114 in accrued interest from CN#5 during the year ended December 31, 2016:

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
February 8, 2016	5,000	203	0.00275	1,891,905
February 23, 2016	5,000	219	0.00165	3,163,138
March 7, 2016	5,000	233	0.0011	4,757,658
April 15, 2016	6,000	331	0.000825	7,674,420
April 19, 2016	13,000	730	0.000825	16,641,726
May 9, 2016	15,500	938	0.000825	19,924,416
May 12, 2016	6,500	398	0.000825	8,360,581
Total	56,000	3,052		62,413,844

(8)	Convertible note due on January 25, 2017 (CN#4)

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

As of December 31, 2016, the balance payable on CN #4 includes $35,000 in principal from convertible notes and $2,616 in accrued interest payable.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Convertible Notes (continued)

(9)	Convertible note due on May 24, 2017 (CN#5)

On May 20, 2016, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $46,000 from total loan proceeds of $41,500, which bears interest at 8% per annum and is due on May 24, 2017. Financing fees of $2,500 and legal fees of $2,000 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

As of December 31, 2016, the balance payable on CN #5 includes $46,000 in principal from convertible notes and $2,228 in accrued interest payable.

(10)	Convertible note due on July 13, 2017 (CN#6)

On July 13, 2016 a total of $15,000 in principal and $6,031 in accrued interest payable to Andara Investments Limited (formerly known as Adam's Ale) was acquired by GW Holdings Group LLC.  The Company issued a replacement note in the principal amount of $21,031 to GW on July 21, 2016 which convertible note bears interest at 8% per annum and is due on July 13, 2017. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 52% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

The following table reflects the issuance of 49,290,170 shares in respect of Conversion Notices received for a total of $10,731 in principal and $137 in accrued interest during the year ended December 31, 2016:

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
September 7, 2016	4,800	5	0.00020	24,026,301
December 13, 2016	5,931	133	0.00024	25,263,869
Total	10,731	138		49,290,170

As of December 31, 2016, the balance payable on CN #6 includes $10,300 in principal from convertible notes and $409 in accrued interest payable.

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

The carrying value of certain convertible notes (CN#1, CN#2, CN#3, CN#4, CN#5 and CN#6) are as follows:

	CN#1	CN#2	CN#3	CN#4	CN#5	CN#6	Total
Carrying value, December 31, 2015	$92,822	$30,385	$19,410	$-	$-	$-	$142,617

Face value of certain convertible notes	102,000	84,000	56,000	-	-		242,000
Add: Face value of certain convertible notes	-	-	-	35,000	46,000	21,031	102,031
Less: Face value converted to shares	(102,000)	(84,000)	(56,000)	-	-	(10,731)	(252,731)
Less: unamortized discount	-	-	-	(2,301)	(18,147)	(4,635)	(25,083)
Less: deferred financing costs	-	-	-	(329)	(1,776)	-	(2,105)
Carrying value, December 31, 2016	$-	$-	$-	$32,699	$27,853	$5,665	$64,112

Amortization of the discount over the year ended December 31, 2016 and 2015 totaled $166,693 and $518,085, respectively, and amortization of deferred financing costs over the year ended December 31, 2016 and 2015 totaled $17,033 and $47,360, respectively, which amount has been recorded as interest expense.  The unamortized discount and deferred financing costs totaling of $27,188 associated with above notes (CN#4, CN#5 and CN#6) will be expensed in future periods.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Common Stock and Stock-Based Compensation

On March 16, 2016, pursuant to approval by the Board of Directors and shareholders, the Company filed an Amendment to its Articles of Incorporation increasing the authorized shares to 900,000,000 consisting of 850,000,000 common and 50,000,000 preferred shares of which 35,000,000 shares have been designated Series A Preferred Stock and 15,000,000 have been designated Series B Preferred Stock all with par value of $0.00001 per share.   This action has been retroactively applied in the body of these financial statements.

On September 28, 2016, the Company's board of directors approved an increase of the Company's authorized share capital from 850,000,000 common shares to 1,950,000,000 common shares.  The Company filed the amendment with the State of Nevada on November 21, 2016.  The authorized preferred shares remain at a total of 50,000,000 for issue so that the Company has a total of 2,000,000,000 shares authorized.

Common stock

The following shares of common stock were issued in the year ended December 31, 2016:

Issuances Date		Conversion Price/FMV ($)	Number of shares issued	Amount ($)
January 22, 2016	Conversion of debt	0.00185	10,524,653	19,471
February 8, 2016	Conversion of debt	0.00275	1,891,905	5,203
February 11, 2016	Conversion of debt	0.00212	7,075,472	15,000
February 23, 2016	Conversion of debt	0.00165	3,163,138	5,219
February 26, 2016	Conversion of debt	0.001425	10,524,653	14,997
March 7, 2016	Conversion of debt	0.0011	4,757,658	5,233
March 7, 2016	Conversion of debt	0.0012833	10,524,653	13,507
March 7, 2016	Conversion of debt	0.00106	14,150,943	15,000
March 28, 2016	Conversion of debt	0.00088	14,190,567	12,488
March 31, 2016	Conversion of debt	0.000795	17,610,630	14,000
April 13, 2016	Conversion of debt	0.000825	14,190,567	11,707
April 15, 2016	Conversion of debt	0.000825	7,674,420	6,331
April 18, 2016	Conversion of debt	0.000795	28,301,887	22,500
April 19, 2016	Conversion of debt	0.000825	16,641,726	13,730
April 29, 2016	Conversion of debt	0.0008255	19,022,419	15,639
May 9, 2016	Conversion of debt	0.000825	19,924,416	16,438
May 10, 2016	Conversion of debt	0.0011	17,898,667	19,689
May 12, 2016	Conversion of debt	0.000825	8,360,581	6,898
May 12, 2016	Conversion of debt	0.000795	21,383,648	17,000
June 23, 2016	Conversion of debt	0.00053	9,585,472	5,080
September 7, 2016	Conversion of debt	0.00020	24,026,301	4,805
December 13, 2016	Conversion of debt	0.00024	25,263,869	6,064
	Total		306,687,678	265,999

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Common Stock and Stock-Based Compensation (continued)

The following shares of common stock were issued in the year ended December 31, 2015:

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

Series A Preferred Shares

As at December 31, 2016 and December 31, 2015 the Company had 25,080,985 Series A Preferred Shares issued and outstanding each carrying conversion rights of 2.5 common shares to each 1 share of Series A Preferred Stock and voting rights of 15 to 1, compared to common stock.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Common Stock and Stock-Based Compensation (continued)

Series B Preferred shares

On September 16, 2015, pursuant to approval by the Board of Directors, the registrant filed a Certificate of Designation for its Class B preferred shares under which it was designated that there should be 15,000,000 Class B preferred shares with par value of $0.00001 each of which shall have voting rights of 1,000 to 1 as compared to common stock but no conversion rights.

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

The Company obtained a third party valuation of the preferred stock and recorded stock-based compensation of $866,100 during the year ended December 31, 2015. The third party valuation report was based on the following inputs as at October 6, 2015: (1) price per share of common stock of $0.0179; (2) market capitalization based on 212,481,148 common shares outstanding; no "in the money" warrants; 25,080,985 Series A Preferred shares (converts at 2.5 to 1 and voting rights of 15 to1); and the new issuance of 1,000,000 Series B Preferred shares with voting rights of 1,000 to 1; (3) a 17.58% premium for the voting preference; (4) 1,588,695,923 total voting shares/rights on valuation date and based on management's 240,000,000 Series A and 1,000,000,000 Series B rights which cumulatively represented 78.051% of the total voting rights at valuation date; (5) the conversion value is $0 as there are no rights of conversion associated with the Series B preferred shares.

Stock award and stock option

Stock Option

The following tables summarize information concerning stock options outstanding as of December 31, 2016 and December 31, 2015

	December 31, 2016		December 31, 2015
	Shares	Weighted Average Exercise Price $	Shares	Weighted Average Exercise Price $
Outstanding at beginning of the year	500,000	0.03	500,000	0.03
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	(500,000)	0.03	-	-
Outstanding at the period	-	-	500,000	0.03

All 500,000 stock options expired unexercised during the year ended December 31, 2016.

Share Purchase Warrants

During the year ended December 31, 2014 the Company issued a 2-year warrant entitling the holders to acquire an additional 93,333 shares of common stock at an exercise price of $0.30 per share.

As December 31, 2016 and December 31, 2015, the following share purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2014	950,000	0.14
Forfeited/Canceled/Expired	(856,667)	0.12
Exercised	-	-
Outstanding – December 31, 2015	93,333	0.30
Forfeited/Canceled/Expired	(93,333)	0.30
Exercised	-	-
Exercisable – December 31, 2016	-	-

The intrinsic value of these warrants was $0 at December 31, 2015. All 93,333 warranted expired unexercised during the year ended December 31, 2016.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Derivative Liabilities

(1)	Derivative liabilities from convertible notes

On August 22, 2014, the Company entered into a convertible loan agreement with an investor. The Company received a total of $125,000 which bears interest at 8% per annum and is due on August 22, 2015.  During the period ended June 30, 2015 the Company further received a total of $125,000 in respect  of a backend note forming part of the original convertbile loan agreement which allowed for additional funds to be advanced under the same terms as the orignal note at a subsequent date to the original loan agreement.  Interest shall accrue from the advancement date and shall be payable on August 22, 2015. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price equal to 52% of the lowest trading price of the Common Stock as reported on the OTCQB exchange for the twelve (12) prior trading days including the day upon which a Notice of Conversion is received by the Company.

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

On January 13, 2015, the Company entered into a convertible loan agreement with an investor.  The Company received a total of $75,000 which bears interest at 8% per annum and is due on January 13, 2016. Interest shall accrue from the advancement date and shall be payable on August 22, 2015. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price equal to 52% of the lowest trading price of the Common Stock as reported on the OTCQB exchange for the twelve (12) prior trading days including the day upon which a Notice of Conversion is received by the Company.

On July 14, 2015, the Company entered into a convertible loan agreement with an investor (the "CN#1"). The Company received net proceeds totaling $90,000 from total loan proceeds of $102,000, which bears interest at 8% per annum and is due on January 14, 2016. Financing fees of $10,000 and legal fees of $2,000 were paid in respect of the note.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

On July 29, 2015 the Company entered into a convertible loan agreement with an investor (the "CN#2"). The Company received cash proceeds of $75,000 from total loan proceeds of $84,000 which bears interest at 8% per annum and is due on July 29, 2016.  An original issue discount of $6,000 and legal fees of $3,000 were paid in respect of the note.  Interest shall accrue from the advancement date and shall be payable on maturity.  Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at 58% multiplied by the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding the applicable Conversion, provided that if at any time the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.01, then in such event the then-current Conversion Factor shall be reduced by 5% for all future Conversions.

On August 3, 2015, the Company entered into a convertible loan agreement with an investor (the "CN#3"). The Company received net proceeds totaling $50,000 from total loan proceeds of $56,000, which bears interest at 8% per annum and is due on August 3, 2016. Financing fees of $3,500 and legal fees of $2,500 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

On January 25, 2016, the Company entered into a convertible loan agreement with an investor (the "CN#4"). The Company received net proceeds totaling $30,000 from total loan proceeds of $35,000, which bears interest at 8% per annum and is due on January 25, 2017. Financing fees of $3,000 and legal fees of $2,000 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of 52% of the lowest trading prices for the previous twelve (12) trading days to the date of conversion.

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

On July 13, 2016 a total of $15,000 in principal and $6,031 in accrued interest payable to Andara Investments Limited (formerly known as Adam's Ale) was acquired by GW Holdings Group LLC.  The Company issued a replacement note in the principal amount of $21,031 to GW on July 21, 2016 which convertible note bears interest at 8% per annum and is due on July 13, 2017. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 52% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

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

As a result of the application of ASC No. 815 in year ended December 31, 2016and 2015, the fair value of the conversion feature associated with the convertible loans is summarized as follows:

Balance at December 31, 2014	$2,251,429
Derivative additions associated with convertible notes	442,000
Extinguishment of derivative liabilities	(591,496)
Derivative liability reclassified as additional paid-in capital associated with conversion of debt	(1,198,945)
Loss on change in fair value during the period	(606,898)
Balance at December 31, 2015	296,090
Derivative additions associated with convertible notes	102,031
Derivative liability reclassified as additional paid-in capital associated with conversion of debt	(615,860)
Loss on change in fair value during the period	327,142
Balance at December 31, 2016	$109,403

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of December 31, 2016, 2015 and commitment date:

	Commitment Date	December 31, 2016	December 31, 2015
Expected dividends	0	0	0
Expected volatility	196.14 ~ 280.77%	286.05%~361.56%	265~ 268%
Expected term	0.59 ~ 1 years	0.07~0.53 years	0.04~0.59
Risk free interest rate	0.10~0.45%	0.44~0.62%	0.14 ~ 0.48%

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Commitments

(1)	Agency Agreement with Cater, Terry & Company

On August 8, 2014 the Company entered into an Agency Agreement (the "Agreement") with Carter, Terry & Company ("C&T") where under C&T will act as the Company's exclusive Financial Advisor, Investment Bank and Placement Agent, on a "best efforts" basis for an initial period of 30 days, and then reverting to a non-exclusive financial advisor for the next twelve consecutive (12) months.  Under the terms of the Agreement, C&T will receive 500,000, fully paid for and earned restricted shares of the Company's common stock. In addition, in respect of any introductions those results in financing for the Company C&T shall receive fees as follows:

a.	10% of the amount for any equity or hybrid equity capital raised up to $2,000,000
b.	8% of the amount for any equity or hybrid equity capital raised up to $5,000,000
c.	6% of the amount for any equity or hybrid equity capital raised over $5,000,000
And;
an amount of restricted shares equal to 4% of capital raised divided by the closing price of the stock on the date of close.

On August 8, 2014, the Company issued 500,000 shares of the Company's common stock in consideration of $15,000 as financing costs pursuant to the Agreement.

On August 22, 2014 and September 17, 2014, the Company raised $125,000 and $100,000, respectively, under two convertible notes and paid to C&T cash consideration of $22,500 as financing costs and issued 307,482 shares of the Company's common stock in consideration of $9,000 as financing costs.

During the year ended December 31, 2015 the Company raised $125,000 and $75,000, respectively, under two convertible notes and paid to C&T cash consideration of $20,000 as deferred financing costs.

During the year ended December 31, 2015 the Company raised $102,000 and $56,000, respectively, under two convertible notes and paid to C&T cash consideration of $13,500 as deferred financing costs.

(2)	Independent Contractor Agreement with Sherf Corporation

On January 15, 2015, the Company entered into an Independent Contractor Agreement (the "Agreement") with Scherf Corporation ("Scherf") of Las Vegas, Nevada for the provision of public relations services to the Company for an initial term of one year, expiring on December 31, 2015, with an option to renew for successive one (1) year terms upon mutual agreement of both parties.

Under the terms of the Agreement Scherf will provide communications with shareholders, drafting and placing press announcements and articles pertaining to the Company's business and introduction to venture capital firms, hedge funds and other potential investors. In consideration for services provided, exclusive of venture capital introduction) Scherf shall receive compensation equal to 0.5% of the increase in the market cap of the Company from one fiscal quarter to the next.  The compensation shall be paid in the form of common shares of the Company determined by the average closing price of the Company's common stock over the last ten trading days of the fiscal quarter to be compensated for. Such compensation shall be paid within fifteen (15) days of the close of each fiscal quarter.  Further the Company shall compensate Scherf for all venture capital introduction ate a rate of 3% of any and all funds received as investments by any venture capital, hedge fund or other investor introduced by Scherf. The compensation shall be paid in the form of common shares of the Company determined by the average closing price of the Company's common stock over the last ten trading days of the fiscal quarter to be compensated for. Such compensation shall be paid within fifteen (15) days of the close of each fiscal quarter.

Further by resolution of the Board it was determined that Scherf shall receive additional compensation in the form of 1,000,000 restricted shares of the Company's common stock as consideration for the translation of the Company's website, and mobile application into German.  On June 18, 2015, 1,039,913 restricted shares were issued in respect of the translation services provided and the quarterly compensation for the period ended March 31, 2015 as required under the terms of the agreement.  During the period ended June 30, 2015 the contract with Scherf was terminated by mutual agreement of the parties thereto.

(3)	Service Agreement with Wheat Creative LLC

On February 1, 2015 the Company entered into a Services Agreement (the "Agreement") with Wheat Creative LLC (the "Consultant"), a Nevada Limited Liability Company.   Under the terms of the Agreement, the Consultant shall be engaged to redesign the Company's mobile app for both iOS and Android.  As consideration for services rendered, the Consultant shall receive a total of 200,000 shares of the Company's restricted common shares, deliverable upon completion and delivery of the redesign of the Company's mobile app for both iOS and Android. On June 18, 2015, 200,000 shares were issued upon completion of services rendered as compensation.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 8 – Commitments (continued)

(4)	Office Lease

On April 16, 2015 the Company entered into a six-month lease commencing April 1, 2015 with certain other third parties in respect of a shared office and residential premises located in San Diego, California.   The Company's obligation under the terms of the lease was $875 per month plus utilities.  The Company paid a security deposit of $875 and the first two months rent totaling $1,750 upon signing of the contract.   Effective November 1, 2015, the Company agreed to a rent increase to $925 per month plus utilities.  The Company did not enter into a formal renewal agreement and the lease is now operating on a month to month basis.

(5)	Vehicle Lease

On July 29, 2016 the Company entered into a closed end motor vehicle lease for a 36 month term with an initial deposit of $1,200 and a monthly payment of $896.76, due on the first of each month.  The lease does not meet the criteria of a capital lease and therefore the amounts are expended on a monthly basis and included in operating expenses.  The lease was personally guarantees by our President, Mr. David Gasparine. At the end of the term, the vehicle may be purchased for $35,568.
Future minimum payments under the terms of the aforementioned lease are as follows:

2017 - $10,761
2018 - $10,761
2018 - $6,277

Note 9 – Related Party Transactions

Transactions with David Gasparine

On August 28, 2014, the Company entered into an employment agreement with David Gasparine, president of the Company, for management services. The employment agreement became effective as of September 1, 2014. Under the employment agreement, the base salary is of $36,000 per annum, paid monthly. The amount of base salary shall be determined by the Board of Directors and may be increased, but not decreased, from time to time by the Board of Directors of the Company. In addition to the base salary, Mr. Gasparine shall be eligible for periodic bonuses in amounts to be determined by the Board of Directors.  In January 2015 the board agreed to increase Mr. Gasparine's salary to $57,600 per year, with a further salary increase to $72,000 per annum effective October 1, 2015.

During the year ended December 31, 2016, the Company accrued fees of $72,000 (December 31, 2015 - $61,200) and Mr. Gasparine advanced $977 to the Company. The Company paid $32,039 to Mr. Gasparine, leaving $40,938 on the balance sheets as accounts payable and accrued liabilities.

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

Transactions with Mary Gasparine

On September 12, 2016 the Company received proceeds of $12,000 secured by a promissory note from Mary Gasparine, the mother of our CEO, President and a director. The loan bears interest at 12% per annum and matures on September 12, 2017.  As at December 31, 2016 a total of $362 has been accrued as interest expense in respect to the aforementioned loan.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Deferred Revenue

(a)
During the three months ended March 31, 2016 the Company entered into various agreements with a telephone service provider (the "Client") for the launch of the Epoxy App at its corporate and franchise locations. Under the terms of the agreement, Epoxy would offer training to the corporate location and the term would run twelve months from the launch of the Epoxy App.  As consideration the Company would receive fees from certain locations in advance, totaling $23,400.  Subsequent to the execution of the agreements the Client revised its corporate focus.  As a result, the Company has recorded the entire fee remitted as deferred revenue until such time as a formal unwinding of the agreement is complete. As at December 31, 2016 the amounts received remain in deferred revenue as the Company has not yet concluded the unwinding of the agreement. At the date this report, executive management of the Client has not responded to management requests to complete the formal unwinding of the agreement.

(b)
On March 31, 2016 the Company entered into an agreement with a third party to develop a customized EPOXY app for gift and loyalty cards for each client. Under the terms of the agreement Epoxy will receive a development fee of $49,000 which amounts were paid as to $30,000 on signing of the agreement, and $19,000 upon official launch of the pilot program, which occurred during the year ended December 31, 2016.  All proceeds have been received under the contract and recorded as deferred revenue.  These amounts are expected to be realized as income upon completion of the pilot program. However, as at the date of this report, executive management of the third party has not confirmed the program is complete.

(c)
On October 11, 2016 the Company entered into an agreement with a third party to develop a customized EPOXY app for gift and loyalty cards for each client. Under the terms of the agreement Epoxy will receive a development fee of $10,500 which amounts were paid on signing of the agreement. In addition to the development fees, Epoxy will receive monthly fee of $25 per location if locations between 50-500 or less if the locations are over 500. The parties agreed to a mutual termination of the original agreement effective February 28, 2017 and all amounts will be realized as revenue in fiscal 2017.

(d)
On November 9, 2016 the Company entered into an agreement with a third party for the development of a customized Epoxy app pilot program and branded corporate implementation. Under the terms of the agreement Epoxy will receive a development fee of $18,500 in the first phase which amounts were paid on signing of the agreement, and $42,750 in the second phase.  In addition to the development fees in phase 1 and phase 2, Epoxy will receive monthly fee of $700 if locations between 1-50 or more if the locations are over 50. These amounts will be realized as income upon completion of the pilot program in fiscal 2017. As at the date of this report this contract has moved from the "Pilot" phase into "Full Production" and is now live in the Canadian market under monthly pricing as agreed between the parties.

 Note 11 – Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2016 and 2015, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,484,507 and $2,181,398 at December 31, 2016 and 2015, respectively, and will begin to expire in the year 2031.

The Company had deferred income tax assets as of December 31, 2016, and 2015 as follows:

	December 31, 2016	December 31, 2015
Operating loss carryforwards before income tax	$2,978,342	$3,015,775
Stock-based compensation	-	(907,007)
Amortization of debt discount	(166,693)	(518,085)
Derivative gain (loss)	(327,142)	606,898
Common shares issued in error	-	(16,183)
Net operating loss carryforwards	2,484,507	2,181,398
Expected recovery at statutory rate 34%	34%	34%
Loss carryforwards	844,700	741,700
Less - valuation allowance	(844,700)	(741,700)
Total net deferred tax assets	$-	$-

The Company has no tax position at December 31, 2016 and 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2016 and 2015.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 Note 11 – Income Taxes (continued)

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

As of the date of this filing, the Company is delinquent in filing their tax returns, and there is uncertainty regarding potential penalties and interest.  The last return filed by the Company was December 31, 2012, and the Company has not accrued for any potential penalties or interest from that period forward.  The Company will need to file returns for the years ending December 31, 2013, 2014, 2015 and 2016, which are still open for examination.

Note 12 – Subsequent events

Subsequent to December 31, 2016 the Company issued a total 1,070,054,018 shares in respect of conversion notices received for a total of $97,004 in principal and accrued interest in respect to various convertible notes as discussed in Note 5 above.

On January 1, 2017 certain convertible loan agreements with four investors for a total of $125,000 in principal became due and payable, and were not timely repaid.  The loans are all convertible into shares of the Company's common stock on maturity at the election of the investors at $0.005 per share for a total of 25,000,000 shares of common stock, if converted.  These loans are presently in default.

On September 12, 2017 a loan payable to a related party secured by a promissory note in the principal amount of $12,000 came due and payable, including all accrued interest thereon. This loan is presently in default.

On November 7, 2017 the Board of Directors of the Company amended the rights of its Class B Preferred shares from voting rights of 1,000 to 1 as compared to common stock with no conversion rights, so that holders of the Class B Preferred shares shall be entitled to 80% of the total votes on any matters brought to a vote of the holders of the Company's common stock.  Class B Preferred shares continue to carry no conversion rights.

On November 7, 2017 the Board of Directors and majority shareholders approved the authorization of an increase of the authorized shares of the Company to an aggregate number of Four and a Half Billion (4,500,000,000) of which 4,450,000,000 will be common stock, with a par value of $0.00001 per share, and Fifty Million (50,000,000) shares will be preferred stock, with a par value of $0.00001 per share.  The Amendment has not yet been affected as of the date of the filing of this report.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

Effective February 2, 2017, the Company dismissed MaloneBailey, LLP ("Malone") as the Company's independent registered public accounting firm. The dismissal was recommended and approved by the Company's board of directors.

The reports of Malone regarding the Company's financial statements for each of the two most recent fiscal years of the Company did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports contained an explanatory paragraph with respect to uncertainty as to the Company's ability to continue as a going concern.

During the two most recent fiscal years of the Company and through February 2, 2017, there were (i) no disagreements between the Company and Malone on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone, would have caused Malone to make reference thereto in their reports on the Company's consolidated financial statements for such years, and (ii) no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Malone with a copy of the disclosure in the preceding two paragraphs and requested in writing that it furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with such disclosures. Malone provided a letter, dated May 31, 2017 stating its agreement with such statements as related to Malone, which was filed as Exhibit 16 to the Company's Form 8-K on May 31, 2017.

On February 2, 2017, the Company engaged Heaton & Company, PLLC ("Heaton") to serve as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2016.

During the Company's two most recent fiscal years ended December 31, 2016 and 2015 and the subsequent interim period through February 2, 2017, neither the Company nor anyone acting on its behalf consulted with Heaton regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements by Heaton, nor did Heaton provide written or oral advice to the Company that Heaton concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues; or (iii) any other matter that was the subject of a "disagreement" or "reportable event" (as such terms are described in Items 304(a)(1)(iv) and (v) of Regulation S-K).

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also our sole officer and a member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment, management used  the criteria established in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").   Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2016.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year ending December 31, 2016 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

•
 Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures

•	Limited or no segregation of duties

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended December 31, 2016. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

Item 9B. Other Information.

On December 19, 2017 our current audit firm, Heaton & Company, PLLC, completed the acquisition of another firm of independent registered public accountants and concurrently changed their operating name to Pinnacle Accountancy Group of Utah

PART III

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

Name	Age	Position & Offices Held	Appointed On
David Gasparine	37	President, CEO, CFO, Director	February 13, 2013
John Harney	41	Director	September 10, 2013
Jason Woywod	37	Director	September 10, 2013

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

David Gasparine, President, CFO, Director

Dave Gasparine. Mr. Gasparine started Couponz, Inc. in April 2011 from scratch and with a plan to provide an easy to use tool that alleviated the frustrations he experienced while he was operating his other small businesses, Tropical Smoothie Café. Mr. Gasparine owned and operated two Tropical Smoothie Café locations in the greater Las Vegas area from February 2007 to April 2011. Mr. Gasparine held several customer relation positions at the Bellagio, a 5 diamond Las Vegas Resort and Casino from November 1998 to June 2007. Mr. Gasparine's positions included Senior Valet Attendant and Limo driver; catering to the hotels elite clients. From 2003 to 2007, Mr. Gasparine attended the College of Southern Nevada (CSN) completing an Associate's degree of Liberals Arts. Additionally, he attended the University of Las Vegas (UNLV) Engineering program.

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

 John Harney, Director

John Harney has worked with, at, or owned, several businesses with success. He spent five years working backstage at Cirque du Soleil's Mystere, as well as doing production and stage work for several other shows, movies, television and commercials. In 1999 Mr. Harney attended the Las Vegas Metropolitan Police Academy. In his 14+ years with the department, Harney has accrued a list of accomplishments including several high priority operations as a detective. In 2005 he promoted to the rank of Sergeant. He was quickly selected to operate as a detective sergeant with a clandestine operating unit. Aside from managing several high priority cases, resulting in large seizures and statistics, to include being recognized by a 3 star General of the U.S. Air Force for achievement, Harney was responsible for writing and implementing policy, preparing briefs and testifying before the county commission regarding laws and enforcement related to contemporary issues. Harney was a liaison between the agency and the water district during the implementation of the prescription drug disposal sites related to their "pain in the drain" program to lower the amount of pollutants in our water supply. He continues to mentor future leaders for the agency, using those skills he learned from leadership training seminars, management training and practical application with great success. During the past 6 years, Harney has worked as a real estate sales professional, achieving recognized levels of success with the companies he's worked for. In 2006, Harney opened a franchise quick service restaurant with his current business partner, Dave Gasparine.

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

Item 11. Executive Compensation

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the year ended December 31, 2016, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during the year end December 31, 2016. The foregoing persons are collectively referred to herein as the "Named Executive Officers." Compensation information is shown for fiscal years 2016 and 2015.

 Epoxy Inc. Summary Compensation Table

		Year ending	Salary	Bonus	Awards(1)	Compensation	Total
Name	Principal Position	December 31	($)	($)	($)	($)	($)

David Gasparine Appointed 02/13/13	President, Director	2016 (2) 2015	72,000 61,200	0 0	0 866,100	0 0	72,000 927,300

Jason Woywod Appointed 09/10/13	Director	2016 2015	0 0	0 0	0 0	0 0	0 0

John Harney Appointed 09/10/13	Director	2016 2015	0 0	0 0	0 0	0 0	0 0
(1)
On October 6, 2015, the Board of Directors authorized the issuance of 1,000,000 Class B preferred shares to David Gasparine, the CEO, for services rendered to the corporation.  The Company obtained a third party valuation of the preferred stock and recorded stock-based compensation of $866,100 during the year ended December 31, 2015.

(2)
During the year ended December 31, 2016, the Company accrued fees of $72,000 in respect to an employment contract with Mr. Gasparine.  Mr. Gasparine was paid $32,039 during fiscal 2016, leaving $40,938 on the balance sheets as accounts payable and accrued liabilities.

We do not maintain key-man life insurance for our executive officers/directors. At this time, we do not have any long-term compensation plans, stock option plans or employment agreements with our executive officers/directors.

Stock Option Grants

On October 17, 2014 the Company's Board of Directors approved a 2014 Stock Option and Award Plan. Under the Stock Option and Award Plan, the Company granted Mr. Woywod, director of the Company, 500,000 stock awards and Mr. Harney, director of the Company, 3,000,000 stock awards, all of which were fully vested on the date of issue.  The Company also granted Mr. Woywod 500,000 incentive stock options at an exercise price of $0.03 per share for a term of 2 years form the date of grant, which options also vested immediately. The 500,000 options expired during fiscal 2016, unexercised.

There were no stock option grants in the fiscal years ended December 31, 2016 and 2015. A total of 6,500,000 shares remain available for grant under the 2014 Stock Option and Award Plan.

Outstanding Equity Awards at 2016 Fiscal Year-End

None

Option Exercises for Fiscal 2016 and 2015

There were no options exercised by our named executive officers in fiscal 2016 or 2015.

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

Director Compensation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF SHAREHOLDERS BENEFICIALLY OWNING MORE THAN FIVE PERCENT (5%) OF ANY CLASS OF THE VOTING STOCK AND OWNED BY ALL EXECUTIVE OFFICERS AND DIRECTORS.

The following table sets forth the number and percentage of shares of our Common and Preferred Stock owned as of November 7, 2017, by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the Shareholders has sole voting and investment power with respect to the shares beneficially owned.

Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of November 7, 2017 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person's percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name Of Beneficial Owner	Shares Beneficially Owned	Percent of class Owned	Percent of Total Voting Shares (1)

Series A Preferred (2)	David Gasparine	16,000,000	63.793%	2.425%
	Jason Woywood	-	-	-
	John Harney	-	-	-
	Craigstone Ltd.	4,210,524	16.788%	0.638%
	Mary Gaspparine	2,000,000	7.974%	0.303%
Series A Preferred Total		22,210,524	88.558%	3.367%
Series B Preferred (3)	David Gasparine	1,000,000	100%	80.000%
	Jason Woywood	-	-	-
	John Harney	-	-	-
Series B Preferred Total		1,000,000	100%	80.000%
Common (4)	David Gasparine	-	-	-
	Jason Woywood (5)	500,000	0.031%	0.005%
	John Harney	3,000,000	0.187%	0.030%
Common Total		3,500,000	0.249%	0.035%
Percent Total Voting Shares, Officers, Directors and 10% holders as a group				83.402%
(1)
Calculation of percentage of Voting Shares is based on the following voting rights: (a) each share of Common Stock has the right to cast one (1) vote; (b) each share of Series A Preferred Stock has the right to cast fifteen (15) votes and (c) holders of Series B Preferred Stock have the right to cast 80% of the total votes for a total of 7,916,785,756 voting shares

(2)	There are a total of 25,080,985 shares of Series A Preferred Stock issued and outstanding with conversion rights of 2.5 to one and voting rights of 15 to 1.
(3)	There are a total of 1,000,000 shares of Series B Preferred Stock issued and outstanding with no conversion rights and voting rights equivalent to 80% of the voting shares.
(4)	There are 1,602,995,014 shares of common stock issued and outstanding as of November 7, 2017, with 1 vote per each share held.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

There were no transactions since the beginning of the Company's last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 and to which any related person had or will have a direct or indirect material interest which has not been disclosed herein under Item 11. Executive Compensation or as a part of the disclosure contained in Footnote 9 to the audited financial statements for the fiscal year ended December 31, 2016 under Item 8. Financial Statements and Supplementary Data.

Review, Approval or Ratification of Transactions with Related Persons

Our company does not currently have any written policies and procedures for the review, approval or ratification of any transactions with related persons.

Promoters and Certain Control Persons

Our officer and director, Mr. David Gasparine, can be considered a promoter of the Company in consideration of his participation and managing of the business of the Company. In addition Mr. Gasparine is the Company's controlling shareholder by virtue of his ownership of 1,000,000 shares of Series B Preferred Stock which carries voting rights equivalent to 80% of the voting shares at any meeting of shareholders.

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

1.
the director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to our company and the amount of all payments from our company to such entity during the most recently completed fiscal year was less than two percent of such entity's consolidated gross revenues;

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

Our board shall undertake an annual review of the independence of all non-management directors. To enable our board to evaluate each non-management director, in advance of the meeting at which the review occurs, each non-management director shall provide our board with full information regarding the director's business and other relationships with our company, its affiliates and senior management.

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

Item 14. Principal Accountant Fees and Services.

Malone Bailey, LLP served as our principal independent public accountants for the reporting fiscal year ending December 31, 2015. Heaton & Company, PLLC served as our principal independent public accountants for the reporting fiscal year ending December 31, 2016. Aggregate fees billed to us for the years ended December 31, 2016 and December 31, 2015 for audit fees were as follows:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
(1) Audit Fees	$31,100	$25,750
(2) Audit-Related Fees	nil	nil
(3) Tax Fees	nil	nil
(4) All Other Fees	nil	nil

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

Item 15. Exhibits

Exhibit Description	Filed herewith	Form	Exhibit	Incorporated by reference Filing Date
Articles of Incorporation		S-1	3.1	03/18/08
Amendment to Articles of Incorporation	X
Amendment to Articles of Incorporation		8-K	3.1	03/16/2016
Certificate of Designation		8-K	3.1	10/15/2015
By-laws as currently in effect		S-1	3.2	03/18/08
2014 Stock Option and Award Plan		10-Q	10.5	11/19/2014
Form of Stock Option Agreement		10-Q	10.6	11/19/2014
Form of Stock Award Agreement		10-Q	10.7	11/19/2014
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X		31.1
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X		31.2
Certification of Principal Executive and Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X		32.1
Interactive Data files (1)			101

(1) To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Las Vegas, Nevada.

Epoxy Inc.

Date: December 29, 2017	By:	/s/David Gasparine
Name: David Gasparine
Title: Principal Executive Officer, Principal Financial Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Gasparine	Director, CEO, President, CFO (Principal Executive Officer) (Principal Financial Officer)	December 29, 2017
Name: David Gasparine

/s/ Jason Woywod	Director	December 29, 2017
Name: Jason Woywod

/s/John Harney	Director	December 29, 2017
Name: John Harney