Form 10-Q
period 2017-03-31
Epoxy, Inc.
filed 2018-02-22
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

702-350-2449
(Registrant's telephone number, including area code)

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

Yes [ ] No [X]

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
1,602,995,014 shares of common stock outstanding as of February 21, 2018
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

EPOXY, INC.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Unaudited Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31,2016	F-1
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016	F-2
Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016	F-3
Notes to the Unaudited Condensed Consolidated Financial Statements	F-4 to F-13

EPOXY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
Current
Cash	$8,114	$2,662
Prepaid expenses	3,970	970
Total Current Assets	12,084	3,632

Trademark and Patent	7,695	7,695

Total Assets	$19,779	$11,327

LIABILITIES
Current
Accounts payable and accrued liabilities	$172,773	$169,186
Accounts payable – related parties	51,171	41,300
Deferred revenue	72,400	101,400
Loans payable	17,000	17,000
Loan payable – related party	12,000	12,000
Derivative liabilities	141,179	109,403
Convertible notes, net of unamortized discounts and deferred financing cost	149,528	189,112
Total Current Liabilities	616,051	639,401

Total Liabilities	616,051	639,401

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.00001 par value;
authorized: 35,000,000 Series A Preferred share, 25,080,985 issued and outstanding as of March 31, 2017 and December 31, 2016	251	251
authorized: 15,000,000 Series B Preferred shares, 1,000,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	10	10
Common Stock, $0.00001 par value;
authorized: 4,450,000,000 shares, 1,602,995,014 and 532,940,996 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	16,030	5,330
Additional paid-in capital	3,826,503	3,277,438
Accumulated deficit	(4,439,066)	(3,911,103)
Total Stockholders' Deficit	(596,272)	(628,074)
Total Liabilities and Stockholders' Deficit	$19,779	$11,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EPOXY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Revenue	$41,053	$5,751

Operating Expenses
Depreciation	-	2,831
Software research and development	2,880	7,999
General and administrative expenses	64,358	55,939
Total operating expenses	67,238	66,769

Loss from operations	(26,185)	(61,018)

Other Income (Expenses):
Loss on change in fair value of derivative liabilities	(440,558)	(195,772)
Recovered loss on debt settlement	-	9,000
Interest expenses	(61,220)	(82,475)
Total other income (expenses)	(501,778)	(269,247)

Net loss	$(527,963)	$(330,265)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	1,175,896,613	252,573,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EPOXY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended
	March 31,
	2017	2016
Cash flows from Operating Activities
Net loss	$(527,963)	$(330,265)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	-	2,831
Transfer agent fees paid by note holders and settled with shares, including loss on issuance date	7,804	-
Loss on change in fair value of derivative liabilities	440,558	195,772
Amortization of discounts on convertible notes	51,524	69,496
Amortization of deferred financing costs	4,692	5,552
Imputed interest	175	175
Accrued interest settled with shares	5,704	-
Changes in operating assets and liabilities:
Prepaid expenses	(3,000)	2,475
Deferred revenue	(29,000)	23,400
Accounts payable and accrued expenses	3,587	(5,362)
Accounts payable and accrued expenses – related party	9,871	6,491
Net cash used in operating activities	(36,048)	(29,435)

Cash flows from Investing Activities
Net cash provided by (used in) investing activities	-	-

Cash flows from Financing Activities
Proceeds from convertible notes	41,500	30,000
Net cash provided by financing activities	41,500	30,000

Net decrease in cash during the period	5,452	565
Cash, beginning of period	2,662	5,883
Cash, end of period	$8,114	$6,448

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash investing & financing activities:
Debt principal converted to shares	$91,300	$119,463
Accrued interest and transfer agent fees converted to shares	9,224	655
Derivative liability reclassified as additional paid-in capital	475,922	225,516
Derivative liability – debt discount	$46,000	$35,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EPOXY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017
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

On March 16, 2016 pursuant to approval by the board of directors and shareholders, the Company filed an Amendment to its Articles of Incorporation increasing the authorized shares to 900,000,000 with 850,000,000 common and 50,000,000 preferred shares. On September 28, 2016, the Company's board of directors and majority shareholder approved a further increase of the Company's authorized share capital from 850,000,000 common shares to 1,950,000,000 common shares.  The Company filed the amendment with the State of Nevada on November 21, 2016. On November 7, 2017, the Company's board of directors and majority shareholder approved a further increase of the Company's authorized share capital from 1,950,000,000 common shares to 4,450,000,000 common shares.  The Company filed the amendment with the State of Nevada on January 11, 2018.

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission on December 29, 2017.

Note 2 – Going Concern

For the three months ended March 31, 2017, the Company used net cash in operations of $36,048. In addition, the Company had a working capital deficit as of March 31, 2017. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2017 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

EPOXY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017
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

The following table provides a summary of the fair value of our derivative liabilities as of March 31, 2017 and December 31, 2016:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of March 31, 2017:
Liabilities
Derivative liabilities	$-	$-	$141,179

As of December 31, 2016:
Liabilities
Derivative liabilities	$-	$-	$109,403

Note 4- Loans Payable

The Company has received loans from arms length third parties in prior fiscal years in the gross amount of $32,000, accruing interest at rates of between 5% and 10% with default interest rates of between 10% and $16%.  The loans are in default and due on demand as at March 31, 2017 and December 31, 2016:

	Note Payable	Accrued interest
Balance, December 31, 2015	$32,000	$2,825
Additions	-	7,424
Debt assignment	(15,000)	(6,031)
Balance, December 31, 2016	17,000	4,218
Additions	-	456
Balance, March 31, 2017	$17,000	$4,674

On July 13, 2016, a total of $15,000 in principal and $6,031 in accrued interest payable to Andara Investments Limited (formerly known as Adam's Ale) was acquired by GW Holdings Group LLC.  The Company issued a replacement note in the principal amount of $21,031 to GW on July 21, 2016. (ref Note 5- Convertible Notes (4))

EPOXY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017
Unaudited

Note 5- Convertible Notes

(1)	Convertible notes originally due on November 27, 2015 (CN#1)

On November 27, 2012, the Company entered certain convertible loan agreements with four (4) investors. The Company received a total of $125,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. On the date of the agreements, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $125,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debentures up to its face value of total of $125,000.

On August 1, 2014, the Company successfully amended the terms of the aforementioned loan agreements.  Under the amended terms, a total of $125,000 originally available for conversion into 250,000,000 shares of common stock at $0.0005 per share was amended to reflect a fixed conversion price of $0.005 per share for a total of 25,000,000 shares of common stock, if converted.

The Company analyzed the above amendment under ASC 470-60 and concluded that the amendment to the conversion terms qualified as a substantial modification, and as such the remaining unamortized discount of $88,184 as of the amendment date, was recorded as loss on extinguishment of debt. The Company recalculated the intrinsic value of the embedded beneficial conversion feature of $125,000, which amount was recorded as the discount on the amended convertible notes. The carrying value will be accreted over the term of the convertible notes up to their face value of $125,000.

Concurrently, in August 2014, the conversion features in respect to these notes became tainted upon the issuance of other variable rate convertible debt. Accordingly, we accounted for the conversion options in respect to these notes as derivative liabilities.

On July 16, 2015, the Company again amended the terms of the convertible loan agreements for a total of $125,000 to extend the maturity date from November 27, 2015 to April 16, 2016.  Subsequently, the parties agreed the notes would mature on January 1, 2017.  The notes were further modified whereby they do not become convertible until maturity.

Upon the change to the terms of the convertible notes, the Company analyzed the conversion feature for derivative accounting consideration under FASB ASC 470 and determined that the conversion feature would not create embedded derivatives until maturity, January 1, 2017.

Further upon maturity, and due to the continuing existence of other variable rate convertible debt, we accounted for the conversion options in respect to these notes as derivative liabilities. As a result on January 1, 2017 we recorded a loss on derivative liabilities of $21,140. At the three months ended March 31, 2017 we revalued the derivative liabilities and recorded a gain of $6,797.

The carrying value of these convertible notes is as follows:

	March 31, 2017	December 31, 2016	December 31, 2015
Face value of certain convertible notes	125,000	125,000	125,000
Less: unamortized discount	-	-	-
Carrying value	125,000	125,000	125,000

As at March 31, 2017 and December 31, 2016, respectively, the carrying values of the convertible notes was $125,000.

During the three months ended March 31, 2017 and 2016, respectively, the Company accrued interest thereon of $3,116.

The notes came due on January 1, 2017 and are currently in default.

EPOXY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017
Unaudited

Note 5- Convertible Notes (continued)

(2)	Convertible note due on January 25, 2017 (CN#2)

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

As of December 31, 2016, the balance payable on CN #2 includes $35,000 in principal from convertible notes and $2,616 in accrued interest payable.

The following table reflects the details of the issuance of 290,187,136 shares in respect of Conversion Notices received for a total of $35,000 in principal and $2,792 in accrued interest from CN#2 with $3,520 in transfer agent fees during the three months ended March 31, 2017:

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Transfer Agent Fees ($)	Conversion Price ($)	Number of shares issued
January 4, 2017	5,000	-	$-	0.000312	16,025,641
January 9, 2017	6,660	-	440	0.000260	27,307,692
January 12, 2017	4,458	-	440	0.000156	31,397,436
January 17, 2017	4,702	-	440	0.000156	32,961,538
January 18, 2017	4,959	-	440	0.000156	34,608,974
January 19, 2017	3,272	-	440	0.000104	35,692,308
January 23, 2017	3,396	-	440	0.0000936	40,980,235
January 24, 2017	1,553	2,033	440	0.0000936	43,015,491
January 26, 2017	1,000	759	440	0.00007799	28,197,821
Total	35,000	2,792	3,520		290,187,136

As of March 31, 2017, the principal amount and all accrued interest payable with respect to the aforementioned convertible notes was paid in full with issuance of common stock.

(3)	Convertible note due on May 24, 2017 (CN#3)

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

The following table reflects the details of the issuance of 726,933,349 shares in respect of Conversion Notices received for a total of $46,000 in principal and $2,625 in accrued interest from CN#3 during the three months ended March 31, 2017:

EPOXY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017
Unaudited

Note 5- Convertible Notes (continued)

(3)	Convertible note due on May 24, 2017 (CN#3) (cont'd)

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
January 12, 2017	2,500	126	0.00012	21,883,561
January 18, 2017	2,700	140	0.00008	35,495,753
January 24, 2017	3,250	172	0.00008	42,779,794
January 31, 2017	2,750	150	0.00006	48,334,703
February 1, 2017	2,900	159	0.00006	50,981,735
February 2, 2017	2,900	160	0.00006	50,992,328
February 3, 2017	2,900	160	0.00006	51,002,922
February 7, 2017	3,300	185	0.00006	58,086,027
February 9, 2017	3,300	186	0.00006	58,110,136
February 10, 2017	3,650	207	0.00006	64,286,666
February 15, 2017	3,825	221	0.00006	67,438,767
February 17, 2017	4,025	235	0.00006	70,994,383
March 21, 2017	5,250	343	0.00008	69,911,301
March 23, 2017	2,750	181	0.00008	36,635,273
Total	46,000	2,625		726,933,349

As of March 31, 2017, the principal amount and all accrued interest payable with respect to the aforementioned convertible notes was paid in full by the issuance of common stock.

On January 11, 2017, the Company received net proceeds of $41,500 with respect to the backend feature of this Convertible Note. Financing fees of $2,500 and legal fees of $2,000 were paid in respect of the back end note which bears interest at 8% per annum and is due on May 24, 2017.

As at March 31, 2017 the carrying values of the back-end convertible debenture and accrued convertible interest thereon were $46,000 and $736, respectively.

(4)	Convertible note due on July 13, 2017 (CN#4)

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

The following table reflects the issuance of 49,290,170 shares in respect of Conversion Notices received for a total of $10,731 in principal and $137 in accrued interest during the year ended December 31, 2016 and the further  issuance of 52,933,533 shares in respect of Conversion Notices received for a total of $10,300 in principal and $278 in accrued interest during the three months ended March 31, 2017:

EPOXY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017
Unaudited

Note 5- Convertible Notes (continued)

(4)	Convertible note due on July 13, 2017 (CN#4) (cont'd)

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
September 7, 2016	4,800	5	0.00020	24,026,301
December 13, 2016	5,931	133	0.00024	25,263,869
January 5, 2017	5,150	141	0.00020	26,455,479
January 9, 2017	5,150	146	0.00020	26,478,054
Total	21,031	425		102,223,703

As of March 31, 2017, the principal amount and all accrued interest payable with respect to the aforementioned convertible notes was paid in full with issuance of common stock.

In our evaluation of the aforementioned financing arrangements, we concluded that the conversion features were not afforded the exemption as a conventional convertible instrument and it did not otherwise meet the conditions set forth in current accounting standards for equity classification. Accordingly, they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities. (See footnote 7- for derivative disclosure)

The carrying value of certain convertible notes (CN#2, CN#3, CN#4) are as follows:

	CN#2	CN#3	CN#4	Total
Carrying value, December 31, 2016	$32,699	$27,853	$5,665	$64,112

Face value of certain convertible notes	35,000	46,000	21,031	102,031
Add: Face value of certain convertible notes	-	46,000	-	46,000
Less: Face value converted to shares	(35,000)	(46,000)	(21,031)	(102,031)
Less: unamortized discount	-	(19,559)	-	(19,559)
Less: deferred financing costs	-	(1,913)	-	(1,913)
Carrying value, March 31, 2017	$-	$24,528	$-	$24,528

Amortization of the discount over the three months ended March 31, 2017 and 2016 totaled $51,524 and $69,496, respectively, and amortization of deferred financing costs over the three months ended March 31, 2017 and 2016 totaled $4,692 and $5,552, respectively, which amount has been recorded as interest expense.  The unamortized discount and deferred financing costs totaling of $21,472 associated with certain of the above notes (CN#3) will be expensed in future periods.

Note 6 – Common Stock and Stock-Based Compensation

On November 7, 2017 the Board of Directors and majority shareholders approved the authorization of an increase of the authorized shares of the Company to an aggregate number of Four and a Half Billion (4,500,000,000) of which 4,450,000,000 will be common stock, with a par value of $0.00001 per share, and Fifty Million (50,000,000) shares will be preferred stock, with a par value of $0.00001 per share.  The Amendment has been affected as of the date of the filing of this report.

EPOXY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017
Unaudited

Note 6 – Common Stock and Stock-Based Compensation (continued)

Common stock

The following shares of common stock were issued in the three months ended March 31, 2017

Issuances Date		Conversion Price/FMV ($)	Number of shares issued	Amount ($)
January 6, 2017	Conversion of debt	0.000312	16,025,641	5,000
January 10, 2017	Conversion of debt	0.00020	26,455,479	5,291
January 11, 2017	Conversion of debt	0.00020	26,478,054	5,296
January 11, 2017	Conversion of debt	0.000260	27,307,692	7,100
January 13, 2017	Conversion of debt	0.000156	31,397,436	4,898
January 17, 2017	Conversion of debt	0.000156	32,961,538	5,142
January 18, 2017	Conversion of debt	0.00012	21,883,561	2,626
January 19, 2017	Conversion of debt	0.00008	35,495,753	2,840
January 19, 2017	Conversion of debt	0.000156	34,608,974	5,399
January 20, 2017	Conversion of debt	0.000104	35,692,308	3,712
January 23, 2017	Conversion of debt	0.0000936	40,980,235	3,836
January 26, 2017	Conversion of debt	0.0000936	43,015,491	4,026
January 26, 2017	Conversion of debt	0.00008	42,779,794	3,422
January 27, 2017	Conversion of debt	0.00007799	28,197,821	2,199
January 31, 2017	Conversion of debt	0.00006	48,334,703	2,900
February 3, 2017	Conversion of debt	0.00006	50,981,735	3,059
February 3, 2017	Conversion of debt	0.00006	50,992,328	3,060
February 6, 2017	Conversion of debt	0.00006	51,002,922	3,060
February 8, 2017	Conversion of debt	0.00006	58,086,027	3,485
February 10, 2017	Conversion of debt	0.00006	58,110,136	3,486
February 13, 2017	Conversion of debt	0.00006	64,286,666	3,857
February 16, 2017	Conversion of debt	0.00006	67,438,767	4,046
February 21, 2017	Conversion of debt	0.00006	70,9943,83	4,260
March 24, 2017	Conversion of debt	0.00008	69,911,301	5,593
March 27, 2017	Conversion of debt	0.00008	36,635,273	2,931
Total			1,070,054,018	100,524

Included in above table are shares issued to reimburse transfer agent fees paid by the note holders in respect to shares issued upon receipt of conversion notices, in the cummulative amount of $3,520.  The  cummulative loss recorded based on the fair market value of the shares issued to settle transfer agent fees was $4,284 which amount as been  expensed as transfer agent fees.

Series A Preferred Shares

As at March 31, 2017 and December 31, 2016 the Company had 25,080,985 Series A Preferred Shares issued and outstanding each carrying conversion rights of 2.5 common shares to each 1 share of Series A Preferred Stock and voting rights of 15 to 1, compared to common stock.

EPOXY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017
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

Note 7 - Derivative Liabilities

On August 22, 2014, the Company entered into a convertible loan agreement with an investor which the Company concluded was tainted due to the variable conversion rates of the below convertible notes, and as such did not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities.

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

On May 24, 2016, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $41,500 from total loan proceeds of $46,000, which bears interest at 8% per annum and is due on May 24, 2017. During the period ended March 31, 2017 the Company received a further  $41,500 ($46,000 gross proceeds) in respect of a backend note forming part of the original convertible loan agreement which allowed for additional funds to be advanced under the same terms as the original note at a subsequent date to the original loan agreement. Financing fees of $2,500 and legal fees of $2,000 were paid in respect of each note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

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

EPOXY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017
Unaudited

Note 7 - Derivative Liabilities (continued)

We estimated the fair value of the derivative on the inception dates, and subsequently, using the Black-Scholes Merton valuation technique, adjusted for the effect of dilution, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk-free rates) that are necessary to fair value complex derivate instruments.

As a result of the application of ASC No. 815 in period ended March 31, 2017 and December 31, 2016, the fair value of the conversion feature associated with the convertible notes is summarized as follows:

Balance at December 31, 2016	$109,403
Recognition of derivative associated with tainted instruments	21,140
Derivative additions associated with convertible notes	46,000
Derivative liability reclassified as additional paid-in capital associated with conversion of debt	(475,922)
Loss on change in fair value during the period	440,558
Balance at March 31, 2017	$141,179

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of March 31, 2017, December 31, 2016 and commitment date:

	Commitment Date	December 31, 2016	March 31, 2017
Expected dividends	0	0	0
Expected volatility	319.13%	286.05%~361.56%	255.86%
Expected term	0 ~ 0.35 years	0.07~0.53 years	0.15 years
Risk free interest rate	0.55%	0.44~0.62%	0.75%

Note 8 - Commitments

(1)	Office Lease

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

(2)	Vehicle Lease

On July 29, 2016 the Company entered into a closed end motor vehicle lease for a 36 months term with an initial deposit of $1,200 and a monthly payment of $897, due on the first of each month.  The lease does not meet the criteria of a capital lease and therefore the amounts are expended on a monthly basis and included in operating expenses.  The lease was personally guaranteed by our President, Mr. David Gasparine. At the end of the term, the vehicle may be purchased for $35,568.
Future minimum payments under the terms of the aforementioned lease are as follows:

2017 - $8,070
2018 - $10,761
2019 - $6,277

EPOXY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017
Unaudited

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

During the three months ended March 31, 2017 and 2016, the Company accrued fees of $18,000. The Company paid $6,640 to Mr. Gasparine, leaving $50,513 on the balance sheets as accounts payable and accrued liabilities.

Transactions with Mary Gasparine

On September 12, 2016 the Company received proceeds of $12,000 secured by a promissory note from Mary Gasparine, the mother of our CEO, President and a director. The loan bears interest at 12% per annum and matures on September 12, 2017.  As at March 31, 2017 a total of $658 has been accrued as interest expense in respect to the aforementioned loan.

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

(c)
On October 11, 2016 the Company entered into an agreement with a third party to develop a customized EPOXY app for gift and loyalty cards for each client. Under the terms of the agreement Epoxy will receive a development fee of $10,500 which amounts were paid on signing of the agreement. In addition to the development fees, Epoxy will receive monthly fee of $25 per location if locations between 50-500 or less if the locations are over 500. The parties agreed to a mutual termination of the original agreement effective February 28, 2017 and all amounts were realized as income in the current period ended March 31, 2017.

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

During the three months ended March 31, 2017, $18,500 deferred revenue was transferred to income.

Note 11 – Subsequent events

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

On November 7, 2017, the Company's board of directors and majority shareholder approved a further increase of the Company's authorized share capital from 1,950,000,000 common shares to 4,450,000,000 common shares.  The Company filed the amendment with the State of Nevada on January 11, 2018.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares of our capital stock.

The management's discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

Current Business

On July 19, 2013, the Company entered into an agreement to purchase Couponz, Inc. ("Couponz"), a company incorporated in the State of Nevada.  Under the agreement, the Company had the right to acquire 100% of the ownership of Couponz, Inc. in exchange for the issuance of 24,514,319 shares of preferred stock of the Company and $100,000. The agreement provided for the preferred shares issued to be designated as 1 share of preferred to carry 15 shares of common voting rights and to be convertible into common shares on the basis of 2.5 shares of common for each 1 share of preferred. Mr. David Gasparine, the sole director of Epoxy Inc., is also the controlling shareholder of Couponz, Inc., and, as such, the transaction is considered to be non-arm's length.  Mr. Gasparine became the controlling shareholder of the Company concurrent with the completion of the transaction.

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

Epoxy, Couponz's mobile app, is a "two-part" system that has a server that both a website and a mobile application access. The mobile app allows users to find local businesses that have an Epoxy membership. An app user can navigate to an individual business several ways. App users can find a specific business by searching for the specific name of the business, the category of the business or by the App users location and listed results on a Map View. App users can then filter the results of the businesses in the Map View by category. Once a business is chosen the app user is presented with a Business Landing Page or "BLP". The BLP displays information about that specific business that the business owner has input including operating hours, locations, menus, phone numbers as well as marketing such as digital loyalty cards and coupons. Within the BLP app users can also create reviews or "Sticky Notes" about that individual business and review other Sticky Notes that have been previously created. When an app user opens a loyalty card or offer the app has a built in scanner that allows the staff to "punch" or "redeem" either offer. A loyalty card is scanned multiple times and once completely filled is valid for a specified offer from the business owner. The app user can collect or "save" filled loyalty cards to redeem at a later time. A coupon is a one-time use offer that once redeemed will disappear from the device and become de-active. A business needs no equipment as the scanner is built into the Epoxy application that is required to scan each unique QR code. Epoxy provides each business with their own unique code that is used to track each loyalty card and offer. Each time an app user redeems an offer or digitally receives a punch the system tracks that information and displays it on a website administration panel for the business owner to track.

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

We plan to expand geographically in stages.  We have already obtained various customers beyond the Las Vegas market and into certain Southwestern United States, as well as client accounts in Canada. Our initial target for expansion was focused on Southern California but we have been expanding to new markets as the opportunity presents itself.  As of December 2019, we plan to expand nationally by adding customers with a national presence to our portfolio. As we experience each stage of growth, we plan to increase our staff primarily through commission-based sales people, as opposed to salaried or hourly wage employees, thus minimizing the financial burden of each stage of expansion. We believe that this plan for expansion will also minimize the need for additional outside financing, as we plan to fund our growth primarily through the growth of our paying customer base. In addition, as we move from single customer locations to larger corporate bodies with numerous franchise or store front locations we will adjust the per location pricing of our program to suit our customer's budget and needs.  In addition, we offer training, customized development and product support where applicable for a one time development fee.

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

Couponz's product is marketed to Mobile App Users as well as Business owners.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016.

Our net loss for the three month periods ended March 31, 2017 and 2016 is as follows:

	Three Months Ended
	March 31,
	2017	2016

Revenue	$41,053	$5,751

Operating Expenses
Depreciation	-	2,831
Software research and development	2,880	7,999
General and administrative expenses	64,358	55,939
Total operating expenses	67,238	66,769

Loss from operations	(26,185)	(61,018)

Other Income (Expenses):
Loss on change in fair value of derivative liabilities	(440,558)	(195,772)
Recovered loss on debt settlement		9,000
Interest expenses	(61,220)	(82,475)
Total other income (expenses)	(501,778)	(269,247)

Net loss	$(527,963)	$(330,265)

During the comparative three month periods ended March 31, 2017 and 2016 the Company experienced a substantial increase to revenue as certain revenue previously deferred was able to be brought into income during the period. The Company experienced a slight increase to operating expenses as travel increased which was offest by a decrease to software development costs.  During this time the Company has been actively seeking additional capital by way of loans and equity financings in order to meet operational shortfalls.

Liquidity and Financial Condition

Working Capital
	At March 31, 2017	At December 31, 2016
Current Assets	$12,084	$3,632
Current Liabilities	$616,051	$639,401
Working Capital (Deficit)	$(603,967)	$(635,769)

Cash Flows
	Three month periods ended March 31,
	2017	2016
Net cash used in operating activities	$(36,048)	$(29,435)
Net cash provided by financing activities	$41,500	$30,000
Net increasein cash during period	$5,452	$565

Operating Activities

Net cash used in operating activities was $36,048 for the three-month period ended March 31, 2017 compared with cash used in operating activities of $29,435 in the same period in 2016. The increase in cash used in operating activities is predominantly attributable to various non-cash reconciliation adjustments including accretion of debt discount on convertible notes and the change in the fair value of our derivative liabilities.  We were able to reduce the deferred revenue at fiscal year end by $29,000, but recorded increases to accounts payable and related party payables in the current period as we were not able to retire our obligations as they became due.

Investing Activities

There were no investing activities during the three-month period ended March 31, 2017 and 2016.

Financing Activities

Net cash provided by financing activities was $41,500 for the three-month period ended March 31, 2017 compared to $30,000 of cash provided in the same period in 2016. All amounts relate to convertible notes payable entered into in the respective periods.

Going Concern

For the three months ended March 31, 2017, the Company used net cash in operations of $36,048. In addition, the Company had a working capital deficit as of March 31, 2017. The Company believes that its existing capital resources may not be adequate to enable it to fully execute its business plan, and while we are increasing our revenues period over period, we still do not have sufficient income to meet our operational costs as they come due. These conditions raise substantial doubt as to the Company's ability to reach profitable operations and continue as a going concern. The Company estimates that it will require additional cash resources during 2017 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements that will have a current or future effect on our financial condition and changes in financial condition.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.  Refer to Note 2 of the Financial Statements included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 29, 2017.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business" with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. This guidance will be applied prospectively to any transactions occurring within the period of adoption.

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment" that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, an impairment charge will be based on the excess of a reporting unit's carrying amount over its fair value (i.e., measure the charge based on Step 1 of the current goodwill impairment test). This guidance is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. This guidance will be adopted on a prospective basis.

In March 2017, the FASB issued ASU 2017-08, "Premium Amortization on Purchased Callable Debt Securities" that shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. This guidance will be adopted using a modified retrospective transition approach. The adoption of this guidance is not expected to materially impact our results of operations, financial condition or liquidity.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

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

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following shares of common stock were issued in the three months ended March 31, 2017:

Issuances Date		Conversion Price/FMV ($)	Number of shares issued	Amount ($)
January 6, 2017	Conversion of debt	0.000312	16,025,641	5,000
January 10, 2017	Conversion of debt	0.00020	26,455,479	5,291
January 11, 2017	Conversion of debt	0.00020	26,478,054	5,296
January 11, 2017	Conversion of debt	0.000260	27,307,692	7,100
January 13, 2017	Conversion of debt	0.000156	31,397,436	4,898
January 17, 2017	Conversion of debt	0.000156	32,961,538	5,142
January 18, 2017	Conversion of debt	0.00012	21,883,561	2,626
January 19, 2017	Conversion of debt	0.00008	35,495,753	2,840
January 19, 2017	Conversion of debt	0.000156	34,608,974	5,399
January 20, 2017	Conversion of debt	0.000104	35,692,308	3,712
January 23, 2017	Conversion of debt	0.0000936	40,980,235	3,836
January 26, 2017	Conversion of debt	0.0000936	43,015,491	4,026
January 26, 2017	Conversion of debt	0.00008	42,779,794	3,422
January 27, 2017	Conversion of debt	0.00007799	28,197,821	2,199
January 31, 2017	Conversion of debt	0.00006	48,334,703	2,900
February 3, 2017	Conversion of debt	0.00006	50,981,735	3,059
February 3, 2017	Conversion of debt	0.00006	50,992,328	3,060
February 6, 2017	Conversion of debt	0.00006	51,002,922	3,060
February 8, 2017	Conversion of debt	0.00006	58,086,027	3,485
February 10, 2017	Conversion of debt	0.00006	58,110,136	3,486
February 13, 2017	Conversion of debt	0.00006	64,286,666	3,857
February 16, 2017	Conversion of debt	0.00006	67,438,767	4,046
February 21, 2017	Conversion of debt	0.00006	70,9943,83	4,260
March 24, 2017	Conversion of debt	0.00008	69,911,301	5,593
March 27, 2017	Conversion of debt	0.00008	36,635,273	2,931
Total			1,070,054,018	100,524

Included in above table are shares issued to reimburse transfer agent fees paid by the note holders in respect to shares issued upon receipt of conversion notices, in the cummulative amount of $3,520.  The  cummulative loss recorded based on the fair market value of the shares issued to settle transfer agent fees was $4,284 which amount as been expensed as transfer agent fees.

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

EPOXY, INC.

Date: February 21, 2018	By:	/s/ David Gasparine
	Name:	David Gasparine
	Title:	Chief Executive Officer (Principal Executive Officer), Treasurer, (Principal Financial Officer) Secretary, and Director