Form 10-Q
period 2017-06-30
Epoxy, Inc.
filed 2018-02-26
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
1,602,995,014 shares of common stock outstanding as of February 20, 2018
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

EPOXY, INC.
TABLE OF CONTENTS

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I -- FINANCIAL INFORMATIO1

ITEM 1.  FINANCIAL STATEMENTS

Page
Unaudited Consolidated Balance Sheets as of June 30, 2017 and December 31,2016	F-1
Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016	F-2
Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2017 and 2016	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-13

EPOXY, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current
Cash	$2,752	$2,662
Accounts receivable	700	-
Prepaid expenses	3,970	970
Total Current Assets	7,422	3,632

Trademark and Patent	7,695	7,695

Total Assets	$15,117	$11,327

LIABILITIES
Current
Accounts payable and accrued liabilities	$206,073	$169,186
Accounts payable – related parties	64,712	41,300
Deferred revenue	72,400	101,400
Loans payable	17,000	17,000
Loan payable – related party	12,000	12,000
Derivative liabilities	206.498	109,403
Convertible notes, net of unamortized discounts and deferred financing cost	174,680	189,112
Total Current Liabilities	753,363	639,401

Total Liabilities	753,363	639,401

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.00001 par value;
authorized: 35,000,000 Series A Preferred share, 25,080,985 issued and outstanding as of June 30, 2017 and December 31, 2016	251	251
authorized: 15,000,000 Series B Preferred shares, 1,000,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	10	10
Common Stock, $0.00001 par value;
authorized: 4,450,000,000 shares, 1,602,995,014 and 532,940,996 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	16,030	5,330
Additional paid-in capital	3,826,678	3,277,438
Accumulated deficit	(4,581,215)	(3,911,103)
Total Stockholders' Deficit	(738,246)	(628,074)
Total Liabilities and Stockholders' Deficit	$15,117	$11,327

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$20,051	$7,401	$61,104	$13,152

Operating Expenses
Depreciation	-	2,830	-	5,661
Software research and development	3,520	13,870	6,400	21,869
General and administrative expenses	61,800	78,740	126,158	134,679
Total operating expenses	65,320	95,440	132,558	162,209

Loss from operations	(45,269)	(88,039)	(71,454)	(149,057)

Other Income (Expenses):
Gain (loss) on change in fair value of derivative liabilities	(61,639)	(75,063)	(502,197)	(270,835)
Recovered loss on debt settlement	-	-	-	9,000
Interest expenses	(35,241)	(58,665)	(96,461)	(141,140)
Total other income (expenses)	(96,880)	(133,728)	(598,658)	(402,975)

Income (loss) before taxes	$(142,149)	$(221,767)	$(670,112)	$(552,032)

Income tax (expense) benefit	-	-	-	-

Net income (loss)	$(142,149)	$(221,767)	$(670,112)	$(552,032)

Net income (loss) per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	1,602,995,014	426,240,861	1,390,625,644	339,407,102

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2017	2016
Cash flows from Operating Activities
Net loss	$(670,112)	$(552,032)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	-	5,661
Accrued interest converted to shares	5,704	13,132
Transfer agent fees issued by shares	7,804	-
(Gain) loss on change in fair value of derivative liabilities	502,197	270,835
Amortization of discounts on convertible notes	74,763	121,585
Amortization of deferred financing costs	6,605	-
Interest expense due to default on convertible note	3,680	-
Imputed interest	350	350
Changes in operating assets and liabilities:
Accounts receivable	(700)	-
Prepaid expenses	(3,000)	2,975
Deferred revenue	(29,000)	53,400
Accounts payable and accrued expenses	36,887	10,899
Accounts payable and accrued expenses, related party	23,412	-
Net cash used in operating activities	(41,410)	(73,195)

Cash flows from Financing Activities
Proceeds from convertible notes	41,500	71,500
Net cash provided by financing activities	41,500	71,500

Net decrease in cash during the period	90	(1,695)
Cash, beginning of period	2,662	5,883
Cash, end of period	$2,752	$4,188

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Debt principal converted to shares	$91,300	$242,000
Accrued interest and transfer agent fees converted to shares	$9,224	$13,132
Derivative liability reclassified as additional paid-in capital	$475,922	$579,057
Derivative liability – debt discount	$49,680	$77,604
Debt issuance financing cost	$4,500	$9,500

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission on December 29, 2017.

Note 2 – Going Concern

For the six months ended June 30, 2017, the Company used net cash in operations of $41,410. In addition, the Company had a working capital deficit as of June 30, 2017. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2017 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

The following table provides a summary of the fair value of our derivative liabilities as of June 30, 2017 and December 31, 2016:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of June 30, 2017:
Liabilities
Derivative liabilities	$-	$-	$206,498

As of December 31, 2016:
Liabilities
Derivative liabilities	$-	$-	$109,403

Note 4- Loans Payable

The Company has received loans from arms length third parties in prior fiscal years in the gross amount of $32,000, accruing interest at rates of between 5% and 10% with default interest rates of between 10% and $16%.  The loans are in default and due on demand as at June 30, 2017 and December 31, 2016:

	Note Payable	Accrued interest
Balance, December 31, 2015	$32,000	$2,825
Additions	-	7,424
Debt assignment	(15,000)	(6,031)
Balance, December 31, 2016	17,000	4,218
Additions	-	916
Balance, June 30, 2017	$17,000	$5,134

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

Further upon maturity, and due to the continuing existence of other variable rate convertible debt, we accounted for the conversion options in respect to these notes as derivative liabilities. As a result on January 1, 2017 we recorded a loss on derivative liabilities of $21,140. At the six months ended June 30, 2017 we revalued the derivative liabilities and recorded a gain of $6,548.

The carrying value of these convertible notes is as follows:

	June 30, 2017	December 31, 2016	December 31, 2015
Face value of certain convertible notes	125,000	125,000	125,000
Less: unamortized discount	-	-	-
Carrying value	125,000	125,000	125,000

As at June 30, 2017 and December 31, 2016, the carrying values of the convertible debenture was $125,000. During the three and six months ended June 30, 2017, accrued convertible interest thereon were $3,115 and $6,233, respectively.

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

The following table reflects the details of the issuance of 290,187,136 shares in respect of Conversion Notices received for a total of $35,000 in principal and $2,792 in accrued interest from CN#2 with $3,520 in transfer agent fees during the three months ended March 31, 2017.  There were no further conversions in the current three months ended June 30, 2017.

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

As of June 30, 2017, the principal amount and all accrued interest payable with respect to the aforementioned convertible notes was paid in full with issuance of common stock.

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

The following table reflects the details of the issuance of 726,933,349 shares in respect of Conversion Notices received for a total of $46,000 in principal and $2,625 in accrued interest from CN#3 during the three months ended March 31, 2017. There were no further conversions in the current three months ended June 30, 2017.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 5- Convertible Notes (continued)

(3)	Convertible note due on May 24, 2017 (CN#3) (cont'd)

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
January 12, 2017	2,500	126	0.00012	21,883,561
January 18, 2017	2,700	140	0.00008	35,495,753
January 24, 2017	3,250	172	0.00008	42,779,794
January 31, 2017	2,750	150	0.00006	48,334,703
February 1, 2017	2,900	159	0.00006	50,981,735
February 2, 2017	2,900	160	0.00006	50,992,328
February 3, 2017	2,900	160	0.00006	51,002,922
February 7, 2017	3,300	185	0.00006	58,086,027
February 9, 2017	3,300	186	0.00006	58,110,136
February 10, 2017	3,650	207	0.00006	64,286,666
February 15, 2017	3,825	221	0.00006	67,438,767
February 17, 2017	4,025	235	0.00006	70,9943,83
March 21, 2017	5,250	343	0.00008	69,911,301
March 23, 2017	2,750	181	0.00008	36,635,273
Total	46,000	2,625		726,933,349

As of June 30, 2017, the principal amount and all accrued interest payable with respect to the aforementioned convertible notes was paid in full with issuance of common stock.

On January 11, 2017, the Company received net proceeds of $41,500 with respect to the backend feature of this Convertible Note. Financing fees of $2,500 and legal fees of $2,000 were paid in respect of the backend note which bears interest at 8% per annum and is due on May 24, 2017. During the quarter ended June 30, 2017 the convertible note fell into default due to the Company failure to be current in its filings with the Securities and Exchange Commission. Upon an event of default the interest rate is increased to 24% per annum. On May 24, 2017, this Note remained unpaid at maturity, and the outstanding principal due under this Note was increased by 8%,  or $3,680.

As at June 30, 2017 the carrying values of the back-end convertible debenture and accrued convertible interest thereon were $49,680 and $3,094, respectively.

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

The following table reflects the issuance of 49,290,170 shares in respect of Conversion Notices received for a total of $10,731 in principal and $137 in accrued interest during the year ended December 31, 2016 and the issuance 52,933,533 shares in respect of Conversion Notices received for a total of $10,300 in principal and $278 in accrued interest during the three months ended March 31, 2017. There were no further conversions in the current three months ended June 30, 2017.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 5- Convertible Notes (continued)

(4)	Convertible note due on July 13, 2017 (CN#4) (cont'd)

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
September 7, 2016	4,800	5	0.00020	24,026,301
December 13, 2016	5,931	133	0.00024	25,263,869
January 10, 2017	5,150	141	0.00020	26,455,479
January 11, 2017	5,150	146	0.00020	26,478,054
Total	21,031	425		102,223,703

During the first quarter of fiscal 2017, the principal amount and all accrued interest payable with respect to the aforementioned convertible notes was paid in full with issuance of common stock.

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

The carrying value of certain convertible notes (CN#2, CN#3, CN#4) are as follows:

	CN#2	CN#3	CN#4	Total
Carrying value, December 31, 2016	$32,699	$27,853	$5,665	$64,112

Face value of certain convertible notes	35,000	46,000	21,031	102,031
Add: Face value of certain convertible notes	-	46,000	-	46,000
Face value due to default	-	3,680	-	3,680
Less: Face value converted to shares	(35,000)	(46,000)	(21,031)	(102,031)
Less: unamortized discount	-	-	-	-
Less: deferred financing costs	-	-	-	-
Carrying value, June 30, 2017	$-	$49,680	$-	$49,680

Amortization of the discount over the three and six months ended June 30, 2017 totaled $23,239 and $74,763, respectively. Amortization of the discount over the three and six months ended June 30, 2016 totaled $39,844 and $109,340, respectively.

Amortization of deferred financing costs over the three months and six months ended June 30, 2017 totaled $1,913 and $6,605, respectively. Amortization of deferred financing costs over the three and six months ended June 30, 2016 totaled $6,693 and $12,245, respectively.

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

The following shares of common stock were issued in the six months ended June 30, 2017

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

Series A Preferred Shares

As at June 30, 2017 and December 31, 2016 the Company had 25,080,985 Series A Preferred Shares issued and outstanding each carrying conversion rights of 2.5 common shares to each 1 share of Series A Preferred Stock and voting rights of 15 to 1, compared to common stock.

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

Note 7 - Derivative Liabilities

On August 22, 2014, the Company entered into a convertible loan agreement with an investor (the "CN#1") which the Company concluded that these are tainted due to the variable conversion rate of the below convertible notes and as such they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities.

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

As a result of the application of ASC No. 815 in period ended June 30, 2017 and December 31, 2016, the fair value of the conversion feature associated with the convertible loans is summarized as follows:

Balance at December 31, 2016	$109,403
Recognition of derivative associated with tainted instruments	21,140
Derivative additions associated with convertible notes	49,680
Derivative liability reclassified as additional paid-in capital associated with conversion of debt	(475,922)
Loss on change in fair value during the period	502,197
Balance at June 30, 2017	$206,498

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of June 30, 2017, December 31, 2016 and commitment date:

	Commitment Date	December 31, 2016	June 30, 2017
Expected dividends	0	0	-
Expected volatility	319.13%	286.05%~361.56%	-
Expected term	0 ~ 0.35 years	0.07~0.53 years	-
Risk free interest rate	0.55%	0.44~0.62%	-

Note 8 - Commitments

(1)	Office Lease

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

2017 - $5,380
2018 - $10,761
2019 - $6,277

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

During the three and six months ended June 30, 2017, the Company accrued fees of $36,000 and $18,000, respectively. The Company paid $10,325 to Mr. Gasparine, leaving $63,755 on the balance sheets as accounts payable and accrued liabilities.

Transactions with Mary Gasparine

On September 12, 2016 the Company received proceeds of $12,000 secured by a promissory note from Mary Gasparine, the mother of our CEO, President and a director. The loan bears interest at 12% per annum and matures on September 12, 2017.  As at June 30, 2017 a total of $957 has been accrued as interest expense in respect to the aforementioned loan.

Note 10 – Deferred Revenue

(a)
During the three months ended March 31, 2016 the Company entered into various agreements with a telephone service provider (the "Client") for the launch of the Epoxy App at its corporate and franchise locations. Under the terms of the agreement, Epoxy would offer training to the corporate location and the term would run twelve months from the launch of the Epoxy App.  As consideration the Company would receive fees from certain locations in advance, totaling $23,400.  Subsequent to the execution of the agreements the Client revised its corporate focus.  As a result, the Company has recorded the entire fee remitted as deferred revenue until such time as a formal unwinding of the agreement is complete. As at December 31, 2016 and June 30, 2017, the amounts received remain in deferred revenue as the Company has not yet concluded the unwinding of the agreement. At the date this report, executive management of the Client has not responded to management requests to complete the formal unwinding of the agreement.

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

(c)
On October 11, 2016 the Company entered into an agreement with a third party to develop a customized EPOXY app for gift and loyalty cards for each client. Under the terms of the agreement Epoxy will receive a development fee of $10,500 which amounts were paid on signing of the agreement. In addition to the development fees, Epoxy will receive monthly fee of $25 per location if locations between 50-500 or less if the locations are over 500. The parties agreed to a mutual termination of the original agreement effective February 28, 2017 and all amounts were realized as income during the six months ended June 30, 2017.

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

During the six months ended June 30, 2017, $18,500 deferred revenue was transferred to income.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on December 29, 2017, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Epoxy, Inc. and its wholly owned subsidiary Couponz, Inc.

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

We plan to expand geographically in stages.  We have already obtained various customers beyond the Las Vegas market and into certain Southwestern United States, as well as client accounts in Canada. Our initial target for expansion was focused on Southern California but we have been expanding to new markets as the opportunity presents itself.  As of December 2019 we plan to expand nationally by adding customers with a national presence to our portfolio. As we experience each stage of growth, we plan to increase our staff primarily through commission-based sales people, as opposed to salaried or hourly wage employees, thus minimizing the financial burden of each stage of expansion. We believe that this plan for expansion will also minimize the need for additional outside financing, as we plan to fund our growth primarily through the growth of our paying customer base. In addition, as we move from single customer locations to larger corporate bodies with numerous franchise or store front locations we will adjust the per location pricing of our program to suit our customer's budget and needs.  In addition we offer training, customized development and product support where applicable for a one time development fee.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016.

Our net (loss) for the three month periods ended June 30, 2017 and 2016 is as follows:

	Three months ended June 30,
	2017	2016
Revenue	$20,051	$7,401

Operating Expenses

Depreciation	-	2,830
Software research and development	3,520	13,870
General and administrative expenses	61,800	78,740
Total operating expenses	65,320	95,440

Loss from operations	(45,269)	(88,039)

Other Income (Expenses):
Gain (loss) on change in fair value of derivative liabilities	(61,639)	(75,063)
Recovered loss on debt settlement	-	-
Interest expenses	(35,241)	(58,665)
Total other income (expenses)	(96,880)	(133,728)

Net income (loss)	$(142,149)	$(221,767)

During the comparative three month periods ended June 30, 2017 and 2016 the Company experienced a substantial increase to revenue as certain customer contracts transitioned from development phase to commercial operation with an increased number of participating locations. The Company experienced a decrease to operating expenses as software development costs and general and administrative expenses were substantially reduced. .  Despite an increase to revenues, we are still not able to meet all our operational overhead as it comes due and during this time the Company has been actively seeking additional capital by way of loans and equity financings in order to meet operational shortfalls.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2017.

Our net (loss) for the six month periods ended June 30, 2017 and 2016 is as follows:

	Six months ended June 30,
	2017	2016
Revenue	$61,104	$13,152

Operating Expenses

Depreciation	-	5,661
Software research and development	6,400	21,869
General and administrative expenses	126,158	134,679
Total operating expenses	132,558	162,209

Loss from operations	(71,454)	(149,057)

Other Income (Expenses):
Gain (loss) on change in fair value of derivative liabilities	(502,197)	(270,835)
Recovered loss on debt settlement	-	9,000
Interest expenses	(96,461)	(141,140)
Total other income (expenses)	(598,658)	(402,975)

Net income (loss)	$(670,112)	$(552,032)

During the comparative six month periods ended June 30, 2017 and 2016 the Company experienced a substantial increase to revenue as we were able to bring certainly deferred revenue into income in the period, and certain customer contracts transitioned from development phase to commercial operation with an increased number of participating locations. The Company experienced a decrease to operating expenses as software development costs and general and administrative expenses were substantially reduced.  Despite an increase to revenues, we are still not able to meet all our operational overhead as it comes due and during this time the Company has been actively seeking additional capital by way of loans and equity financings in order to meet operational shortfalls.

Liquidity and Financial Condition

Working Capital
	At June 30, 2017	At December 31, 2016
Current Assets	$7,422	$2,662
Current Liabilities	$753,363	$639,401
Working Capital (Deficit)	$(745,941)	$(636,739)

Cash Flows
	Six month periods ended June 30,
	2017	2016
Net cash used in operating activities	$(41,410)	$(73,195)
Net cash provided by financing activities	$41,500	$71,500
Net increase (decrease) in cash during period	$90	$(1,695)

Operating Activities

Net cash used in operating activities was $41,410 for the six-month period ended June 30, 2017 compared with cash used in operating activities of $73,195 in the same period in 2016.The increase in cash used in operating activities is predominantly attributable to various non-cash reconciliation adjustments including accretion of debt discount on convertible notes and the change in the fair value of our derivative liabilities.  We were able to reduce the deferred revenue at fiscal year end by $29,000, but recorded increases to accounts payable and related party payables in the current period as we were not able to retire our obligations as they became due.

Investing Activities

There were no investing activities during the six-month period ended June 30, 2017 and 2016.

Financing Activities

Net cash provided by financing activities was $41,500 for the six-month period ended June 30, 2017 compared to $71,500 of cash provided in the same period in 2016.

Going Concern

For the six months ended June 30, 2017, the Company used net cash in operations of $41,410. In addition, the Company had a working capital deficit as of June 30, 2017. The Company believes that its existing capital resources may not be adequate to enable it to fully execute its business plan, and while we are increasing our revenues period over period, we still do not have sufficient income to meet our operational costs as they come due. These conditions raise substantial doubt as to the Company's ability to reach profitable operations and continue as a going concern. The Company estimates that it will require additional cash resources during 2017 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements that will have a current or future effect on our financial condition and changes in financial condition.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.  Refer to Note 2 of the Financial Statements included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission onDecember 29, 2017.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The accounting standard update will be effective for The Company beginning January 1, 2018 on a prospective basis, and early adoption is permitted. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

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

The following shares of common stock were issued in the six months ended June 30, 2017

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

EPOXY, INC.

Date: February 26, 2018	By:	/s/ David Gasparine
	Name:	David Gasparine
	Title:	Chief Executive Officer (Principal Executive Officer), Treasurer, (Principal Financial Officer) Secretary, and Director