Form 10-Q
period 2017-09-30
Epoxy, Inc.
filed 2018-03-05
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

EPOXY, INC.
TABLE OF CONTENTS

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Unaudited Consolidated Balance Sheets as of September 30, 2017 and December 31,2016	F-1
Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016	F-2
Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 and 2016	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-13

EPOXY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current
Cash	$6,210	$2,662
Prepaid expenses	3,970	970
Total Current Assets	10,180	3,632

Trademark and Patent	7,695	7,695

Total Assets	$17,875	$11,327

LIABILITIES
Current
Accounts payable and accrued liabilities	$229,468	$169,186
Accounts payable – related parties	76,222	41,300
Deferred revenue	72,400	101,400
Loans payable	17,000	17,000
Loan payable – related party	12,000	12,000
Derivative liabilities	401,632	109,403
Convertible notes, net of unamortized discounts and deferred financing cost	181,772	189,112
Total Current Liabilities	990,494	639,401

Total Liabilities	990,494	639,401

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.00001 par value;
authorized: 35,000,000 Series A Preferred share, 25,080,985 issued and outstanding as of September 30, 2017 and December 31, 2016	251	251
authorized: 15,000,000 Series B Preferred shares, 1,000,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	10	10
Common Stock, $0.00001 par value;
authorized: 4,450,000,000 shares, 1,602,995,014 and 532,940,996 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	16,030	5,330
Additional paid-in capital	3,826,853	3,277,438
Accumulated deficit	(4,815,763)	(3,911,103)
Total Stockholders' Deficit	(972,619)	(628,074)
Total Liabilities and Stockholders' Deficit	$17,875	$11,327

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$18,252	$7,779	$79,356	$20,931

Operating Expenses
Depreciation	-	2,831	-	8,492
Software research and development	4,546	11,752	10,946	33,621
General and administrative expenses	53,785	53,768	179,942	188,447
Total operating expenses	58,331	68,351	190,888	230,560

Loss from operations	(40,079)	(60,572)	(111,532)	(209,629)

Other Income (Expenses):
Gain (loss) on change in fair value of derivative liabilities	(180,134)	(63,852)	(682,331)	(334,687)
Recovered loss on debt settlement	-	-	-	9,000
Interest expenses	(14,335)	(33,558)	(110,797)	(174,698)
Total other income (expenses)	(194,469)	(97,410)	(793,128)	(500,385)

Income (loss) before taxes	(234,548)	$(157,982)	$(904,660)	$(710,014)

Income tax (expense) benefit	-	-	-	-

Net income (loss)	$(234,548)	$(157,982)	$(904,660)	$(710,014)

Net income (loss) per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	1,602,995,014	483,650,826	1,390,625,644	387,839,302

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2017	2016
Cash flows from Operating Activities
Net loss	$(904,660)	$(710,014)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	-	8,492
Accrued interest converted to shares	5,704	13,132
Transfer agent fees paid with shares	7,804	-
(Gain) loss on change in fair value of derivative liabilities	682,331	334,687
Amortization of discounts on convertible notes	81,855	134,959
Amortization of deferred financing costs	6,605	14,639
Interest expense due to default convertible note	3,680	-
Imputed interest	525	525
Changes in operating assets and liabilities:
Prepaid expenses	(3,000)	2,975
Deferred revenue	(29,000)	72,400
Accounts payable and accrued expenses	60,282	41,841
Accounts payable, related party	34,922	-
Net cash used in operating activities	(52,952)	(86,364)

Cash flows from Financing Activities
Proceeds from loan	-	12,000
Proceeds from convertible notes	56,500	71,500
Net cash provided by financing activities	56,500	83,500

Net decrease in cash during the period	3,548	(2,864)
Cash, beginning of period	2,662	5,883
Cash, end of period	$6,210	$3,019

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Debt principal converted to shares	$91,300	$242,000
Accrued interest and transfer agent fees converted to shares	9,224	13,132
Derivative liability reclassified as additional paid-in capital	475,922	579,057
Derivative liability – debt discount	49,680	102,032
Debt issuance financing cost	4,500	9,500
Loan payable assigned to convertible note	-	15,000
Accrued interest assigned to convertible note	$-	$6,031

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission on December 29, 2017.

Note 2 – Going Concern

For the nine months ended September 30, 2017, the Company used net cash in operations of $52,952. In addition, the Company had a working capital deficit as of September 30, 2017. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2017 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

The following table provides a summary of the fair value of our derivative liabilities as of September 30, 2017 and December 31, 2016:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of September 30, 2017:
Liabilities
Derivative liabilities	$-	$-	$401,632

As of December 31, 2016:
Liabilities
Derivative liabilities	$-	$-	$109,403

Note 4- Loans Payable

The Company has received loans from arms length third parties in prior fiscal years in the gross amount of $32,000, accruing interest at rates of between 5% and 10% with default interest rates of between 10% and $16%.  The loans are in default and due on demand as at September 30, 2017 and December 31, 2016:

	Note Payable	Accrued interest
Balance, December 31, 2015	$32,000	$2,825
Additions		7,424
Debt assignment	(15,000)	(6,031)
Balance, December 31, 2016	17,000	4,218
Additions		1,382
Balance, September 30, 2017	$17,000	$5,600

On July 13, 2016, a total of $15,000 in principal and $6,031 in accrued interest payable to Andara Investments Limited (formerly known as Adam's Ale) was acquired by GW Holdings Group LLC.  The Company issued a convertible replacement note in the principal amount of $21,031 to GW on July 21, 2016. (ref Note 5- Convertible Notes (4))

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 5- Convertible Notes

(1)	Convertible notes originally due on November 27, 2015 (CN#1)

On November 27, 2012, the Company entered certain convertible loan agreements with four (4) investors. The Company received a total of $125,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. On the date of the agreements, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $125,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debentures up to its face value of $125,000.

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

Further upon maturity, and due to the continuing existence of other variable rate convertible debt, we accounted for the conversion options in respect to these notes as derivative liabilities. As a result on January 1, 2017 we recorded a loss on derivative liabilities of $21,140. At the nine months ended September 30, 2017 we revalued the derivative liabilities and recorded a gain of $10,009.

The carrying value of these convertible notes is as follows:

	September 30, 2017	December 31, 2016	December 31, 2015
Face value of certain convertible notes	125,000	125,000	125,000
Less: unamortized discount	-	-	-
Carrying value	125,000	125,000	125,000

As at September 30, 2017 and December 31, 2016, the carrying values of the convertible debenture was $125,000.

During the three and nine months ended September 30, 2017, accrued convertible interest thereon was $3,116 and $9,349 respectively.

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

The following table reflects the details of the issuance of 290,187,136 shares in respect of Conversion Notices received for a total of $35,000 in principal and $2,792 in accrued interest from CN#2 with $3,520 in transfer agent fees during the nine months ended September 30, 2017:

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

As of September 30, 2017, the principal amount and all accrued interest payable with respect to the aforementioned convertible notes was paid in full with issuance of common stock.

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

The following table reflects the details of the issuance of 726,933,349 shares in respect of Conversion Notices received for a total of $46,000 in principal and $2,625 in accrued interest from CN#3 during the nine months ended September 30, 2017:

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
January 12, 2017	2,500	126	0.00012	21,883,561
January 18, 2017	2,700	140	0.00008	35,495,753
January 24, 2017	3,250	172	0.00008	42,779,794
January 31, 2017	2,750	150	0.00006	48,334,703
February 1, 2017	2,900	159	0.00006	50,981,735
February 2, 2017	2,900	160	0.00006	50,992,328
February 3, 2017	2,900	160	0.00006	51,002,922
February 7, 2017	3,300	185	0.00006	58,086,027
February 90, 2017	3,300	186	0.00006	58,110,136
February 10, 2017	3,650	207	0.00006	64,286,666
February 15, 2017	3,825	221	0.00006	67,438,767
February 17, 2017	4,025	235	0.00006	70,9943,83
March 21, 2017	5,250	343	0.00008	69,911,301
March 23, 2017	2,750	181	0.00008	36,635,273
Total	46,000	2,625		726,933,349

As of September 30, 2017, the principal amount and all accrued interest payable with respect to the aforementioned convertible notes was paid in full with issuance of common stock.

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

As at September 30, 2017 the carrying values of the back-end convertible debenture and accrued convertible interest thereon were $49,680 and $6,099, respectively.

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

The following table reflects the issuance of 49,290,170 shares in respect of Conversion Notices received for a total of $10,731 in principal and $137 in accrued interest during the year ended December 31, 2016 and the issuance 52,933,533 shares in respect of Conversion Notices received for a total of $10,300 in principal and $278 in accrued interest during the nine months ended September 30, 2017:

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

As of September 30, 2017, the principal amount and all accrued interest payable with respect to the aforementioned convertible notes was paid in full with issuance of common stock.

(5)	Convertible note due on January 5, 2018 (CN#5)

On July 5, 2017, the Company entered into a convertible loan agreement with an investor. The Company received total loan proceeds $15,000, which bears interest at 5% per annum and is due on January 5, 2018. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 50% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

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

The carrying value of certain convertible notes (CN#2, CN#3, CN#4, C#5) are as follows:

	CN#2	CN#3	CN#4	CN#5	Total
Carrying value, December 31, 2016	$32,699	$27,853	$5,665	$-	$64,112

Face value of certain convertible notes	35,000	46,000	21,031	-	102,031
Add: Face value of certain convertible notes	-	46,000	-	15,000	61,000
Face value due to default		3,680		-	3,680
Less: Face value converted to shares	(35,000)	(46,000)	(21,031)	-	(102,031)
Less: unamortized discount		-	-	(7,908)	(7,908)
Less: deferred financing costs		-	-	-	-
Carrying value, September 30, 2017	$-	$49,680	$-	$7,092	56,772

Amortization of the discount over the three and nine months ended September 30, 2017 totaled $7,092 and $81,855, respectively. Amortization of the discount over the three and nine months ended September 30, 2016 totaled $25,619 and $134,959, respectively.

Amortization of deferred financing costs over the three months and nine months ended September 30, 2017 totaled $nil and $6,605, respectively. Amortization of deferred financing costs over the three and nine months ended September 30, 2016 totaled $2,394 and $14,639, respectively.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 6 – Common Stock and Stock-Based Compensation

On November 7, 2017 the Board of Directors and majority shareholders approved the authorization of an increase of the authorized shares of the Company to an aggregate number of Four and a Half Billion (4,500,000,000) of which 4,450,000,000 will be common stock, with a par value of $0.00001 per share, and Fifty Million (50,000,000) shares will be preferred stock, with a par value of $0.00001 per share.  The Amendment has been retroactively affected as of the date of the filing of this report.

Common stock

The following shares of common stock were issued in the nine months ended September 30, 2017

Issuance Date		Conversion Price/FMV ($)	Number of shares issued	Amount ($)
January 6, 2017	Conversion of debt	0.000312	16,025,641	5,000
January 10, 2017	Conversion of debt	0.00020	26,455,479	5,291
January 11, 2017	Conversion of debt	0.00020	26,478,054	5,296
January 11, 2017	Conversion of debt	0.000260	27,307,692	7,100
January 13, 2017	Conversion of debt	0.000156	31,397,436	4,898
January 17, 2017	Conversion of debt	0.000156	32,961,538	5,142
January 18, 2017	Conversion of debt	0.00012	21,883,561	2,626
January 19, 2017	Conversion of debt	0.00008	35,495,753	2,840
January 19, 2017	Conversion of debt	0.000156	34,608,974	5,399
January 20, 2017	Conversion of debt	0.000104	35,692,308	3,712
January 23, 2017	Conversion of debt	0.0000936	40,980,235	3,836
January 26, 2017	Conversion of debt	0.0000936	43,015,491	4,026
January 26, 2017	Conversion of debt	0.00008	42,779,794	3,422
January 27, 2017	Conversion of debt	0.00007799	28,197,821	2,199
January 31, 2017	Conversion of debt	0.00006	48,334,703	2,900
February 3, 2017	Conversion of debt	0.00006	50,981,735	3,059
February 3, 2017	Conversion of debt	0.00006	50,992,328	3,060
February 6, 2017	Conversion of debt	0.00006	51,002,922	3,060
February 8, 2017	Conversion of debt	0.00006	58,086,027	3,485
February 10, 2017	Conversion of debt	0.00006	58,110,136	3,486
February 13, 2017	Conversion of debt	0.00006	64,286,666	3,857
February 16, 2017	Conversion of debt	0.00006	67,438,767	4,046
February 21, 2017	Conversion of debt	0.00006	70,9943,83	4,260
March 24, 2017	Conversion of debt	0.00008	69,911,301	5,593
March 27, 2017	Conversion of debt	0.00008	36,635,273	2,931
Total			1,070,054,018	100,524

Included in above table are shares issued to reimburse transfer agent fees paid by the note holders in respect to shares issued upon receipt of conversion notices, in the cummulative amount of $3,520.  The  cummulative loss recorded based on the fair market value of the shares issued to settle transfer agent fees was $4,284 which amount as been  expensed as transfer agent fees.

Series A Preferred Shares

As at September 30, 2017 and December 31, 2016 the Company had 25,080,985 Series A Preferred Shares issued and outstanding, each carrying conversion rights of 2.5 common shares to each 1 share of Series A Preferred Stock and voting rights of 15 to 1, compared to common stock.

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

Note 7 - Derivative Liabilities

On August 22, 2014, the Company entered into a convertible loan agreement with an investor (the "CN#1") which the Company concluded are tainted due to the variable conversion rate of the below convertible notes and as such they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities.

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

On July 5, 2017, the Company entered into a convertible loan agreement with an investor. The Company received total loan proceeds $15,000, which bears interest at 5% per annum and is due on January 5, 2018. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 50% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

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

As a result of the application of ASC No. 815 in period ended September 30, 2017 and December 31, 2016, the fair value of the conversion feature associated with the convertible loans is summarized as follows:

Balance at December 31, 2016	$109,403
Recognition of derivative associated with tainted instruments	21,140
Derivative additions associated with convertible notes	64,680
Derivative liability reclassified as additional paid-in capital associated with conversion of debt	(475,922)
Loss on change in fair value during the period	682,331
Balance at September 30, 2017	$401,632

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of September 30, 2017, December 31, 2016 and commitment date:

	Commitment Date	December 31, 2016	September 30, 2017
Expected dividends	0	0	0
Expected volatility	319.13%~324	286.05%~361.56%	290.11%
Expected term	0 ~ 0.50 years	0.07~0.53 years	0.27 years
Risk free interest rate	0.55~1.15%	0.44~0.62%	1.06%

Note 8 - Commitments

(1)	Office Lease

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

2017 - $2,690
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

During the three and nine months ended September 30, 2017, the Company accrued fees of $36,000 and $54,000, respectively. The Company paid $15,625 to Mr. Gasparine, leaving $74,963 on the balance sheets as accounts payable and accrued liabilities.

Transactions with Mary Gasparine

On September 12, 2016 the Company received proceeds of $12,000 secured by a promissory note from Mary Gasparine, the mother of our CEO, President and a director. The loan bears interest at 12% per annum and matures on September 12, 2017.  As at September 30, 2017 a total of $1,259 has been accrued as interest expense in respect to the aforementioned loan. On September 12, 2017 this loan came due and payable, including all accrued interest thereon. This loan is presently in default.

Note 10 – Deferred Revenue

(a)
During the three months ended March 31, 2016 the Company entered into various agreements with a telephone service provider (the "Client") for the launch of the Epoxy App at its corporate and franchise locations. Under the terms of the agreement, Epoxy would offer training to the corporate location and the term would run twelve months from the launch of the Epoxy App.  As consideration the Company would receive fees from certain locations in advance, totaling $23,400.  Subsequent to the execution of the agreements the Client revised its corporate focus.  As a result, the Company has recorded the entire fee remitted as deferred revenue until such time as a formal unwinding of the agreement is complete. As at December 31, 2016 and September 30, 2017, the amounts received remain in deferred revenue as the Company has not yet concluded the unwinding of the agreement. At the date this report, executive management of the Client has not responded to management requests to complete the formal unwinding of the agreement.

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

(c)
On October 11, 2016 the Company entered into an agreement with a third party to develop a customized EPOXY app for gift and loyalty cards for each client. Under the terms of the agreement Epoxy will receive a development fee of $10,500 which amounts were paid on signing of the agreement. In addition to the development fees, Epoxy will receive monthly fee of $25 per location if locations number between 50-500 or less if the locations are over 500. The parties agreed to a mutual termination of the original agreement effective February 28, 2017 and all amounts were realized as income during the nine months ended September 30, 2017.

(d)
On November 9, 2016 the Company entered into an agreement with a third party for the development of a customized Epoxy app pilot program and branded corporate implementation. Under the terms of the agreement Epoxy will receive a development fee of $18,500 in the first phase which amounts were paid on signing of the agreement, and $42,750 in the second phase.  In addition to the development fees in phase 1 and phase 2, Epoxy will receive monthly fee of $700 if locations number between 1-50 or more if the locations are over 50. These amounts will be realized as income upon completion of the pilot program in fiscal 2017. As at the date of this report this contract has moved from the "Pilot" phase into "Full Production" and is now live in the Canadian market under monthly pricing as agreed between the parties.

During the nine months ended September 30, 2017, $18,500 deferred revenue was transferred to income.

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

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016.

Our net (loss) for the three month periods ended September 30, 2017 and 2016 is as follows:

	Three months ended September 30,
	2017	2016
Revenue	18,252	7,779

Operating Expenses
Depreciation	-	2,831
Software research and development	4,546	11,752
General and administrative expenses	53,785	53,768
Total operating expenses	58,331	68,351

Loss from operations	(40,079)	(60,572)

Other Income (Expenses):
Gain (loss) on change in fair value of derivative liabilities	(180,134)	(63,852)
Recovered loss on debt settlement	-	-
Interest expenses	(14,335)	(33,558)
Total other income (expenses)	(194,469)	(97,410)

Net income (loss)	(234,548)	(157,982)

During the comparative three month periods ended September 30, 2017 and 2016 the Company experienced a substantial increase to revenue as certain customer contracts transitioned from development phase to commercial operation with an increased number of participating locations. The Company experienced a decrease to software development costs and general and administrative expenses remained substantially unchanged period over period.  Despite an increase to revenues, we are still not able to meet all our operational overhead as it comes due and during this time the Company has been actively seeking additional capital by way of loans and equity financings in order to meet operational shortfalls.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Our net (loss) for the nine month periods ended September 30, 2017 and 2016 is as follows:

	Nine months ended September 30,
	2017	2016
Revenue	79,356	20,931

Operating Expenses
Depreciation	-	8,492
Software research and development	10,946	33,621
General and administrative expenses	179,942	188,447
Total operating expenses	190,888	230,560

Loss from operations	(111,532)	(209,629)

Other Income (Expenses):
Gain (loss) on change in fair value of derivative liabilities	(682,331)	(334,687)
Recovered loss on debt settlement	-	9,000
Interest expenses	(110,797)	(174,698)
Total other income (expenses)	(793,128)	(500,385)

Net income (loss)	(904,660)	(710,014)

During the comparative nine month periods ended September 30, 2017 and 2016 the Company experienced a substantial increase to revenue as certain customer contracts transitioned from development phase to commercial operation with an increased number of participating locations.  In addition, the Company was able to bring into income certain previously deferred revenue from fiscal 2016. The Company experienced a substantial decrease to software development costs period over period,  as well as general and administrative expenses.  Despite an increase to revenues, we are still not able to meet all our operational overhead as it comes due and during this time the Company has been actively seeking additional capital by way of loans and equity financings in order to meet operational shortfalls.

Liquidity and Financial Condition

Working Capital
	At September 30, 2017	At December 31, 2016
Current Assets	$10,180	$3,632
Current Liabilities	$990,494	$639,401
Working Capital (Deficit)	$(980,314)	$(635,769)

Cash Flows
	Nine month periods ended September 30,
	2017	2016
Net cash used in operating activities	$(52,952)	$(86,364)
Net cash provided by financing activities	$56,500	$83,500
Net increase (decrease) in cash during period	$3,548	$(2,864)

Operating Activities

Net cash used in operating activities was $52,952 for the nine-month period ended September 30, 2017 compared with cash used in operating activities of $86,364 in the same period in 2016. The decrease in cash used in operating activities is predominantly attributable to various non-cash reconciliation adjustments including the change in the fair value of our derivative liabilities, which resulted in substantial gains during our current nine month period as compared to the prior nine months.  We were able to reduce the deferred revenue at fiscal year end by $29,000 in the current nine month period, but recorded increases to accounts payable and related party payables in the current period as we were not able to retire our obligations as they became due.

Investing Activities

There were no investing activities during the nine-month period ended September 30, 2017 and 2016.

Financing Activities

Net cash provided by financing activities was $56,500 for the nine-month period ended September 30, 2017 compared to $83,500 of cash provided in the same period in 2016.  Amounts reported for the nine months ended fiscal 2016 include loans of $12,000 from a related party and proceeds from convertible notes of $71,500, where as during fiscal 2017 our cash based financing activities were limited to proceeds from convertible notes of $56,500.

Going Concern

For the nine months ended September 30, 2017, the Company used net cash in operations of $52,952. In addition, the Company had a working capital deficit as of September 30, 2017. The Company believes that its existing capital resources may not be adequate to enable it to fully execute its business plan, and while we are increasing our revenues period over period, we still do not have sufficient income to meet our operational costs as they come due. These conditions raise substantial doubt as to the Company's ability to reach profitable operations and continue as a going concern. The Company estimates that it will require additional cash resources during 2017 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

In August of 2017, the FASB issued guidance to better align the financial reporting related to hedging activities with the economic objectives of those activities and to simplify the application of current hedge accounting guidance. Entities are required to apply the guidance using a modified retrospective method as of the period of adoption. This guidance is effective for annual and interim periods beginning after December 31, 2018. Early adoption is permitted. Management is evaluating

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

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

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following shares of common stock were issued in the nine months ended September 30, 2017

Issuance Date		Conversion Price/FMV ($)	Number of shares issued	Amount ($)
January 6, 2017	Conversion of debt	0.000312	16,025,641	5,000
January 10, 2017	Conversion of debt	0.00020	26,455,479	5,291
January 11, 2017	Conversion of debt	0.00020	26,478,054	5,296
January 11, 2017	Conversion of debt	0.000260	27,307,692	7,100
January 13, 2017	Conversion of debt	0.000156	31,397,436	4,898
January 17, 2017	Conversion of debt	0.000156	32,961,538	5,142
January 18, 2017	Conversion of debt	0.00012	21,883,561	2,626
January 19, 2017	Conversion of debt	0.00008	35,495,753	2,840
January 19, 2017	Conversion of debt	0.000156	34,608,974	5,399
January 20, 2017	Conversion of debt	0.000104	35,692,308	3,712
January 23, 2017	Conversion of debt	0.0000936	40,980,235	3,836
January 26, 2017	Conversion of debt	0.0000936	43,015,491	4,026
January 26, 2017	Conversion of debt	0.00008	42,779,794	3,422
January 27, 2017	Conversion of debt	0.00007799	28,197,821	2,199
January 31, 2017	Conversion of debt	0.00006	48,334,703	2,900
February 3, 2017	Conversion of debt	0.00006	50,981,735	3,059
February 3, 2017	Conversion of debt	0.00006	50,992,328	3,060
February 6, 2017	Conversion of debt	0.00006	51,002,922	3,060
February 8, 2017	Conversion of debt	0.00006	58,086,027	3,485
February 10, 2017	Conversion of debt	0.00006	58,110,136	3,486
February 13, 2017	Conversion of debt	0.00006	64,286,666	3,857
February 16, 2017	Conversion of debt	0.00006	67,438,767	4,046
February 21, 2017	Conversion of debt	0.00006	70,9943,83	4,260
March 24, 2017	Conversion of debt	0.00008	69,911,301	5,593
March 27, 2017	Conversion of debt	0.00008	36,635,273	2,931
Total			1,070,054,018	100,524

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

EPOXY, INC.

Date: March 5, 2018	By:	/s/ David Gasparine
	Name:	David Gasparine
	Title:	Chief Executive Officer (Principal Executive Officer), Treasurer, (Principal Financial Officer) Secretary, and Director