Form 10-K/A
period 2016-12-31
Epoxy, Inc.
filed 2018-03-20
CIK 1428816

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") of Epoxy, Inc. for the fiscal year ended December 31, 2016 is being submitted solely to file Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S–T.

This Amendment speaks as of the filing date of the Form 10-K (the "Filing Date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the Form 10-K filed as of December 29, 2017.

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

Epoxy Inc.

Date: March 20, 2018	By:	/s/David Gasparine
Name: David Gasparine
Title: Principal Executive Officer, Principal Financial Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Gasparine	Director, CEO, President, CFO (Principal Executive Officer) (Principal Financial Officer)	March 20, 2018
Name: David Gasparine

/s/ Jason Woywod	Director	March 20, 2018
Name: Jason Woywod

/s/John Harney	Director	March 20, 2018
Name: John Harney

5