Form 10-Q/A
period 2017-09-30
Epoxy, Inc.
filed 2018-03-20
CIK 1428816

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") of Epoxy, Inc. for the nine months ended September 30, 2017 is being submitted solely to file Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment speaks as of the filing date of the Form 10-Q (the "Filing Date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q filed as of March 5, 2018.

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