Form 10-K
period 2017-12-31
Epoxy, Inc.
filed 2018-06-08
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Yes	[ X]	No	[ ]

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

 Yes [  ]  No [X ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant based on the Company's share price as of June 30, 2017 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $639,798.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of May 30, 2018, the Registrant had 1,602,995,014 shares of common stock issued and outstanding.

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

•         the inability of management to effectively implement our strategies and business plans; and,

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

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We do not have any granted trademarks, patents, or other intellectual property.  Couponz Inc., our wholly owned subsidiary, has filed two patents pending with the US Patent office. US Patent # 13/168,763 filed June 24th, 2011 and Patent # 13/404,882 filed on Feb 24th , 2012. The first patent (168,763) covers the ability for a mobile application to use the scanning technology within a mobile device to deliver information to our backend and in turn display analytics to the end user (merchants). The second patent (404,882) covers the analytics system of tracking customers who have "shared," the user who has received the "share" and if that user actually redeemed the "share" within the business.   At the date of this report these patents have not yet been granted and the Company has retained counsel specializing in intellectual property to progress our existing applications.

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

Research and Development Activities and Costs

The Company charges research and development costs with respect to software improvements to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $14,366 and $26,861 for the year ended December 31, 2017 and 2016, respectively.

Employees

The Company has one employee who is also an Officer and Director of the Company. Our Officers perform all of the job functions for the Company. The Company is considering adding additional employees in the form of a sales force during fiscal 2018, however presently all additional sales assistance is provided on a consulting basis under consulting contracts with third parties. The Company from time to time may also retain independent consultants in connection with its operations to provide specialised services such as accounting, public relations, investor relations and software development services.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is quoted on the OTC Markets Inc. owned and operated Inter-dealer Quotation System ("OTCPINK") under the symbol "EPXY".  The following table sets forth, for the quarters indicated, the high and low closing bid prices per share of our common stock on OTC Markets Inc., reported by the National Association of Securities Dealers Composite Feed or other qualified interdealer quotation medium. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Information provided below represents the two years ended December 31, 2017.

Year ended December 31, 2017	High	Low
First Quarter	$0.0012	$0.0001
Second Quarter	$0.0007	$0.0001
Third Quarter	$0.0004	$0.0001
Fourth Quarter	$0.0003	$0.0001

Year ended December 31, 2016	High	Low
First Quarter	$0.0075	$0.0014
Second Quarter	$0.0033	$0.0008
Third Quarter	$0.0011	$0.0005
Fourth Quarter	$0.0011	$0.0005

(b) Classes of Stock and Holders of Common Stock

The Company has authorized a total of 4,500,000,000 shares of stock of which there are 4,450,000,000 common shares and 50,000,000 Preferred shares. Of the Preferred shares the Company has designated 35,000,000 Class A Preferred Shares and 15,000,000 Class B Preferred Shares.  Par value of all classes of stock is $0.00001 per share.

As at May 8, 2018 the Company had 25,080,985 Series A Preferred Shares issued and outstanding each carrying conversion rights of 2.5 common shares to each 1 share of Series A Preferred Stock and voting rights of 15 to 1, compared to common stock; and, 1,000,000 shares of Class B Preferred Stock with voting rights of 80% of the total votes on any matters brought to a vote of the holders of the Company's common stock.  Class B Preferred shares carry no conversion rights.

As of May 8, 2018, there were approximately Thirty-Two (32) holders of record of our Common Stock and 1,602,995,014 common shares issued and outstanding.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information, as of December 31, 2017, with respect to our compensation plans under which common stock is authorized for issuance.

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

(e) Recent Sales of Unregistered Securities

There were no sales of Unregistered Securities during the last three months of fiscal 2017 or up to the date of this report.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2017 or December 31, 2016.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

Results of Operations for the years ended December 31, 2017 and 2016

During the fiscal years ended December 31, 2017 and 2016, the Company generated $107,267 and $29,415 in revenues, respectively.  The substantive increase in revenue period over period is due to the fact that Company was able to fulfill certain development and revenue contracts entered into during fiscal 2016 in the current fiscal year, and therefore allocated a portion of previously deferred revenue totaling $29,000 to income during the period.  In addition, the Company closed contracts in fiscal 2017 with a larger corporate customer which has substantially increased our recurring monthly revenue on an annual basis. There remains $72,400 of deferred revenue from fiscal 2016 contract services which we hope to realize in fiscal 2018.  This outstanding balance has been reclassified to "other liabilities" at the current fiscal year end.

As at December 31, 2017 and 2016, the Company had $5,440 and $2,662 in cash, prepaid expenses of $970 (2016 -$970), and accounts receivable of $2,750 and $0 for total current assets of $9,160 and $3,632, respectively.  Total assets at December 31, 2017 and 2016 totaled $16,855 and $11,327 inclusive of capitalized trademark and patent expenditures.

During the fiscal year ended December 31, 2017, the Company incurred total operating expenses of $262,087, as compared to total operating expenses of $289,481 for the same period last year. The slight decrease in operating expenses was primarily due to a reduction in depreciation expense from $5,662 in fiscal 2016 to $0 in the current fiscal year, and a reduction in software research and development expenses from $26,861 in fiscal 2016 to only $14,366 in the current fiscal year ended December 31, 2017. The operating loss for the fiscal year ended December 31, 2017 was $154,820 as compared to an operating loss of $260,066  for the same period last year.

In addition, the Company recorded various other expenses during fiscal 2017 and 2016 as a result of certain financing agreements, including a loss on the change in fair value of derivatives totaling $327,142 in fiscal 2016, as compared to $763,687 in the current fiscal year.  During fiscal 2016, the Company recorded a gain from the recovery of a loss incurred on the issuance of shares in a fiscal year ended 2015 of $9,000, with no comparative results in fiscal 2017. The  Company incurred $129,761 in interest expenses in fiscal 2017 as compared to $214,963 in the prior fiscal year as a result of certain convertible notes being converted in fiscal 2017. Further we recorded a loss on disposal of assets in fiscal 2016 of $3,774 with no comparable entry in the current fiscal year.

The net loss in fiscal 2017 totaled $1,048,268 as compared to $796,945 in 2016.

The Company used net cash in operations of $68,722 and $86,721 during the twelve-month periods ended December 31, 2017 and 2016, respectively, used net cash in investing activities of $0 in fiscal 2017 and 2016, and generated cash from financing activities including loans and convertible notes of $71,500 and $83,500, respectively.

Plan of Operation

Management believes that it will be able to commence profit generating operations in the current fiscal year. The Company's need for ongoing capital by way of loans and convertible notes, may change dramatically if it can generate additional revenues from its operations as it moves to secure additional business locally and in other states. There are no assurances additional capital will be available to the Company on acceptable terms. The Company expects to reflect another substantial increase to its revenue base in fiscal 2018.

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

Going Concern

The Company experienced net losses of $1,048,268 and to $796,945 over the two most recent fiscal years which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 3.)

Liquidity and Capital Resources

As of December 31, 2017, the Company had total current assets of $9,160, and total current liabilities of $1,132,907. The Company has limited financial resources available outside revenues generated from sales, funds it has obtained through use of convertible debt instruments and loans with third parties.  While the Company is expecting to continue to generate revenue and achieve profitable operations in the current fiscal year, it is possible that without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it may need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

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

Significant changes in the number of employees

As of December 31, 2017 and as at December 31, 2016, we had one full time employee who is also an officer and director. We are dependent upon our officers and directors for our future business development, as well as a small team of sales consultants. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments due by Period
Contractual Obligations
At December 31, 2017	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Loan payable	$29,000	$-	$-	$-	$29,000
Convertible Debt	$330,430	$-	$-	$-	$330,430
Capital Lease Obligations	$-	$-	$-	$-	$-
Long-Term Debt Obligations	$-	$-	$-	$-	$-

The above table outlines our obligations as of December 31, 2017 and does not reflect any changes in our obligations that have occurred after that date.

Critical Accounting Policies and Estimates

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design.  Thereafter, all software development costs are capitalized until the point that the product is ready for sale and are subsequently reported at the lower of unamortized cost or net realizable value. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. As of December 31, 2017, and 2016, all capitalized software costs related to the development of the application were expensed because development was complete, and the useful life of the development is less than one year.

Research and Development Costs

The Company charges research and development costs with respect to software improvements to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $14,366 and $26,861 for the year ended December 31, 2017 and 2016, respectively.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when customers are invoiced for their monthly membership fee.  Participants in the program pay a monthly subscription fee per retail location, at the start of each month, which amount is immediately recorded as revenue. A notice period of 30 days is required to terminate any services with no refunds payable. Revenue in respect of our development contracts with third parties for the use of our app, including customization of our Epoxy app for particular clients, is recognized when the services have been rendered in full or as set out under the benchmark terms of each respective contract.  During fiscal 2016 the Company recorded $101,400 as deferred revenue in respect to certain contracts that have not been rendered in full. Of this amount the Company concluded  services under contracts with a value of $29,000 during fiscal 2017 and the remaining balance of $72,400 has been reallocated to other liabilities as the Company is in negotiation with customers for contracts terminated or suspended.

Concentrations

Accounts receivable

As at December 31, 2017 (2016 - $0) one customer accounted for 100% of our accounts receviable balance.

Revenue

For the year ended December 31, 2017 (2016 - 0%) one customer to whom we provide application services in each of their Canadian and US operating divisions accounted for approximately 55% of revenues.

Allowance for Doubtful Accounts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We do not generally require collateral for our accounts receivable. Our allowance for doubtful accounts was $0 as of December 31, 2017 and 2016, and we wrote off a total of $880 in the fiscal year ended December 31, 2016.

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

The following table provides a summary of the fair value of our derivative liabilities as of December 31, 2017 and December 31, 2016:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of December 31, 2017:
Liabilities
Derivative liabilities	$-	$-	$497,988

As of December 31, 2016:
Liabilities
Derivative liabilities	$-	$-	$109,403

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

EPOXY INC.

AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Epoxy, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Epoxy, Inc. (the "Company") as of December 31, 2017 and 2016, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has not generated revenues sufficient to cover operating expenses and has negative working capital.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Pinnacle Accountancy Group of Utah

We have served as the Company's auditor since 2017

Farmington, Utah
June 8, 2018

EPOXY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current
Cash	$5,440	$2,662
Accounts receivable	2,750	-
Prepaid expenses	970	970
Total Current Assets	9,160	3,632

Trademark and Patent	7,695	7,695

Total Assets	$16,855	$11,327

LIABILITIES
Current
Accounts payable and accrued liabilities	$252,082	$169,186
Accounts payable and accrued liabilities – related parties	88,293	41,300
Deferred revenue	-	101,400
Loans payable	17,000	17,000
Loan payable – related party	12,000	12,000
Derivative liabilities	497,988	109,403
Convertible notes, net of unamortized discounts and deferred financing cost	193,144	189,112
Other liabilities	72,400	-
Total Current Liabilities	1,132,907	639,401

Total Liabilities	1,132,907	639,401

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.00001 par value;
authorized: 35,000,000 Series A Preferred share, 25,080,985 issued and outstanding as of December 31, 2017 and December 31, 2016	251	251
authorized: 15,000,000 Series B Preferred shares, 1,000,000 shares issued and outstanding as of December 31, 2017 and December 31, 2016	10	10
Common Stock, $0.00001 par value;
authorized: 4,450,000,000 shares, 1,602,995,014 and 532,940,996 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	16,030	5,330
Additional paid-in capital	3,827,028	3,277,438
Accumulated deficit	(4,959,371)	(3,911,103)
Total Stockholders' Deficit	(1,116,052)	(628,074)
Total Liabilities and Stockholders' Deficit	$16,855	$11,327

The accompanying notes are an integral part of these audited consolidated financial statements

EPOXY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2017	2016

Revenue	$107,267	$29,415

Operating Expenses
Depreciation	-	5,662
Software research and development	14,366	26,861
General and administrative expenses	247,721	256,958
Total operating expenses	262,087	289,481

Loss from operations	(154,820)	(260,066)

Other Income (Expenses):
(Loss) on disposal of fix assets	-	(3,774)
Gain (loss) on change in fair value of derivative liabilities	(763,687)	(327,142)
Recovered loss on debt settlement	-	9,000
Interest expenses	(129,761)	(214,963)
Total other income (expenses)	(893,448)	(536,879)

Income (loss) before taxes	$(1,048,268)	$(796,945)

Income tax (expense) benefit	-	-

Net income (loss)	$(1,048,268)	$(796,945)

Net income (loss) per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	1,497,683,080	420,576,752

The accompanying notes are an integral part of these audited consolidated financial statements

EPOXY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock				Common Stock
	Series A Preferred shares	Par Value	Series B Preferred shares	Par Value	Shares	Par Value	Additional Paid- in Capital	Accumulated Deficit	Total Paid-in Equity
Balance, December 31, 2015	25,080,985	$251	1,000,000	$10	226,253,317	$2,263	$2,397,946	$(3,114,158)	$(713,688)

Shares issued for conversion of debt and accrued interest	-	-	-	-	306,687,679	3,067	262,932	-	265,999
Derivative liabilities reclassified as additional paid in capital due to conversion	-	-	-	-	-	-	615,860	-	615,860
Imputed interest	-	-	-	-	-	-	700	-	700
Net loss	-	-	-	-	-	-	-	(796,945)	(796,945)
Balance, December 31, 2016	25,080,985	251	1,000,000	10	532,940,996	5,330	3,277,438	(3,911,103)	(628,074)

Recognition of derivative associated with tainted instruments							(21,140)		(21,140)
Shares issued for conversion of debt and accrued interest					1,070,054,018	10,700	94,108		104,808
Derivative liabilities reclassified as additional paid in capital due to conversion							475,922		475,922
Imputed interest							700		700
Net loss								(1,048,268)	(1,048,268)
Balance, December 31, 2017	25,080,985	$251	1,000,000	$10	1,602,995,014	$16,030	$3,827,028	$(4,959,371)	$(1,116,052)

The accompanying notes are an integral part of these audited consolidated financial statements

EPOXY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2017	2016
Cash flows from Operating Activities
Net loss	$(1,048,268)	$(796,945)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	-	5,662
Loss on disposal of fixed assets	-	3,774
Transfer agent fees paid with shares	7,804	-
(Gain) loss on change in fair value of derivative liabilities	763,687	327,142
Amortization of discounts on convertible notes	93,042	166,693
Amortization of deferred financing costs	6,790	17,033
Interest expense due to default convertible note	3,680	-
Imputed interest	700	700
Write down accounts receivable	-	880
Changes in operating assets and liabilities:
Prepaid expenses	-	3,588
Accounts receivable	(2,750)	-
Deferred revenue	(29,000)	101,400
Accounts payable and accrued expenses	88,600	42,052
Accounts payable, related party	46,993	41,300
Net cash used in operating activities	(68,722)	(86,721)

Cash flows from Financing Activities
Proceeds from loan	-	12,000
Proceeds from convertible notes	71,500	71,500
Net cash provided by financing activities	71,500	83,500

Net decrease in cash during the period	2,778	(3,221)
Cash, beginning of period	2,662	5,883
Cash, end of period	$5,440	$2,662

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Debt principal converted to shares	$91,300	$252,731
Accrued interest and transfer agent fees converted to shares	13,508	13,268
Derivative liability reclassified as additional paid-in capital	454,782	615,860
Derivative liability – debt discount	79,680	102,032
Debt issuance financing cost	5,250	9,500
Loan payable assigned to convertible note	-	15,000
Accrued interest assigned to convertible note	-	6,031
Deferred revenue transferred to other liabilities	72,400	-

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

On August 1, 2014, the Company's name changed from Neohydro Technologies Corp. to Epoxy, Inc.  in furtherance of actions taken on May 23, 2014, when the Board of Directors of the Company (the "Board") approved and recommended to the Majority Stockholders that they approve the name change. On May 27, 2014, the Majority Stockholders approved the name change by written consent in lieu of a meeting, in accordance with Nevada law. On August 4, 2014, the Company submitted the name change to FINRA for their review and approval, as well as the approval of a symbol change from NHYT to EPXY.   The Company filed an amendment to our Articles of Incorporation with the Secretary of State of Nevada changing our name to Epoxy, Inc. effective on August 1, 2014.

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

During the year ended December 31, 2017 and  December 31, 2016, the depreciation expense was $0 and $5,662, respectively.

	December 31, 2017	December 31, 2016
Motor Vehicles
Cost	$-	$22,645
Accumulated depreciation	-	(18,871)
Disposal	-	(3,774
Carrying Value	-	-

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design.  Thereafter, all software development costs are capitalized until the point that the product is ready for sale and are subsequently reported at the lower of unamortized cost or net realizable value. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. As of December 31, 2017, and 2016, all capitalized software costs related to the development of the application were expensed because development was complete, and the useful life of the development is less than one year.

Research and Development Costs

The Company charges research and development costs with respect to software improvements to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $14,366 and $26,861 for the year ended December 31, 2017 and 2016, respectively.

Trademark and Patent (Intangible assets)

Trademark and patent are recorded at cost. Amortization on trademark and patent are determined by their economic life.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when customers are invoiced for their monthly membership fee.  Participants in the program pay a monthly subscription fee per retail location, at the start of each month, which amount is immediately recorded as revenue. A notice period of 30 days is required to terminate any services with no refunds payable. Revenue in respect of our development contracts with third parties for the use of our app, including customization of our Epoxy app for particular clients, is recognized when the services have been rendered in full or as set out under the benchmark terms of each respective contract.  During fiscal 2016 the Company recorded $101,400 as deferred revenue in respect to certain contracts that have not been rendered in full. Of this amount the Company completed services and recorded as revenue $29,000 during fiscal 2017 and the remaining balance of $72,400 has been reallocated to other liabilities as the Company is in negotiation with customers for contracts terminated or suspended.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

Concentrations

Accounts receivable

As at December 31, 2017 (2016 - $0) one customer accounted for 100% of our accounts receviable balance.

Revenue

For the year ended December 31, 2017 (2016 - 0%) one customer to whom we provide application services in each of their Canadian and US operating divisions accounted for approximately 55% of revenues.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the years ended December 31, 2017 and 2016, there was no impairment of long-lived assets.

Allowance for Doubtful Accounts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We do not generally require collateral for our accounts receivable. Our allowance for doubtful accounts was $0 as of December 31, 2017 and 2016, and we wrote off a total of $880 in the fiscal year ended December 31, 2016.

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

The following table provides a summary of the fair value of our derivative liabilities as of December 31, 2017 and December 31, 2016:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of December 31, 2017:
Liabilities
Derivative liabilities	$-	$-	$497,988

As of December 31, 2016:
Liabilities
Derivative liabilities	$-	$-	$109,403

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

December 31, 2017
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

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Going Concern

For the year ended December 31, 2017, the Company used net cash in operations of $68,722. In addition, the Company had a working capital deficit as of December 31, 2017. The Company believes that its existing capital resources may not be adequate to enable it to continue to execute its operating plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. While revenue increased substantially in fiscal 2017, the Company estimates that it will require additional cash resources during 2018 based on its current operations and condition. The Company expects cash flows from operating activities to continue to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 4- Loans Payable

The Company has received loans from arms length third parties in prior fiscal years in the gross amount of $32,000, accruing interest at rates of between 5% and 10% with default interest rates of between 10% and $16%.  The loans are in default and due on demand as at December 31, 2017 and December 31, 2016:

	Note Payable	Accrued interest
Balance, December 31, 2015	$32,000	$2,825
Additions		7,424
Debt assignment	(15,000)	(6,031)
Balance, December 31, 2016	17,000	4,218
Additions	-	1,848
Balance, December 31, 2017	$17,000	$6,066

On July 13, 2016, a total of $15,000 in principal and $6,031 in accrued interest payable to Andara Investments Limited (formerly known as Adam's Ale) was acquired by GW Holdings Group LLC.  The Company issued a convertible replacement note in the principal amount of $21,031 to GW on July 21, 2016. (ref Note 5- Convertible Notes (8))

Note 5- Convertible Notes

At December 31, 2017 and December 31, 2016, convertible notes payable consisted of the following:

	December 31, 2017	December 31, 2016
Principal amount	$205,430	$216,300
Less: unamortized debt discount	(11,721)	(25,083)
Financing costs	(565)	(2,105)
Convertible notes payable, net	$193,144	$189,112

(1)	Convertible notes originally due on November 27, 2015

On November 27, 2012, the Company entered certain convertible loan agreements with four (4) investors. The Company received a total of $125,000 which bears interest at 10% per annum and is due on November 27, 2015. Interest shall accrue from the advancement date and shall be payable quarterly. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.0005 per share. On the date of the agreements, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $125,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $0. The carrying value will be accreted over the term of the convertible debentures up to its face value of $125,000.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Convertible Notes (continued)

(1)	Convertible notes originally due on November 27, 2015 (continued)

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

The carrying value of these convertible notes is as follows:

As at December 31, 2017 and December 31, 2016, the carrying values of the convertible debenture was $125,000.

During the years ended December 31, 2017 and 2016, accrued convertible interest thereon was $12,500.

The notes came due on January 1, 2017 and are currently in default.

(2)	Convertible note due on January 13, 2016

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

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Convertible Notes (continued)

(2)	Convertible note due on January 13, 2016 (continued)

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

(3)	Convertible note due on January 14, 2016

On July 14, 2015, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $90,000 from total loan proceeds of $102,000, which bears interest at 8% per annum and is due on January 14, 2016. Financing fees of $10,000 and legal fees of $2,000 were paid in respect of the note.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion. During the period ended May 31, 2016, the noteholder gave notice of conversion and the Company issued 96,876,179 shares of its common stock in full satisfaction of the entire principal of $102,000 and accrued interest balance of $5,498.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Convertible Notes (continued)

(4)	Convertible note due on July 29, 2016

On July 29, 2015 the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $75,000 from total loan proceeds of $84,000 which bears interest at 8% per annum and is due on July 29, 2016.  An original issue discount of $6,000 and legal fees of $3,000 were paid in respect of the note.  Interest shall accrue from the advancement date and shall be payable on maturity.  Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at 58% multiplied by the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding the applicable Conversion, provided that if at any time the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.01, then in such event the then-current Conversion Factor shall be reduced by 5% for all future Conversions.

During the period ended June 30, 2016, the noteholder gave notice of conversion and the Company issued 98,107,485 shares of its common stock in full satisfaction of the entire principal of $84,000 and accrued interest balance of $4,580.

(5)	Convertible note due on August 3, 2016

On August 3, 2015, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $50,000 from total loan proceeds of $56,000, which bears interest at 8% per annum and is due on August 3, 2016. Financing fees of $3,500 and legal fees of $2,500 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

During the period ended May 31, 2016, the noteholder gave notice of conversion and the Company issued 62,413,844 shares of its common stock in full satisfaction of the entire principal of $56,000 and accrued interest balance of $3,052.

(6)	Convertible note due on January 25, 2017

On January 25, 2016, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $30,000 from total loan proceeds of $35,000, which bears interest at 8% per annum and is due on January 25, 2017. Financing fees of $3,000 and legal fees of $2,000 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of 52% of the lowest trading prices for the previous twelve (12) trading days to the date of conversion.

In January 2017, the noteholder gave notice of conversion and the Company issued 290,187,136 shares of its common stock in full satisfaction of the entire principal of $35,000 and accrued interest balance of $2,792 with $3,520 in transfer agent fees.

(7)	Convertible note due on May 24, 2017

On May 20, 2016, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $46,000 from total loan proceeds of $41,500, which bears interest at 8% per annum and is due on May 24, 2017. Financing fees of $2,500 and legal fees of $2,000 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Convertible Notes (continued)

(7)	Convertible note due on May 24, 2017 (continued)

During the three month period ended March 31, 2017 the noteholder gave notice of conversion and the Company issued 726,933,349 shares of its common stock in full satisfaction of the entire principal of $46,000 and accrued interest balance of $2,625

On January 11, 2017, the Company received net proceeds of $41,500 with respect to the backend feature of this Convertible Note. Financing fees of $2,500 and legal fees of $2,000 were paid in respect of the backend note which bears interest at 8% per annum and is due on May 24, 2017. During the quarter ended June 30, 2017 the convertible note fell into default due to the Company failure to be current in its filings with the Securities and Exchange Commission. Upon an event of default, the interest rate is increased to 24% per annum. On May 24, 2017, this Note remained unpaid at maturity, and the outstanding principal due under this Note was increased by 8%, or $3,680.

As at December 31, 2017 the carrying value of the back-end convertible debenture and accrued convertible interest thereon were $49,680 and $9,105, respectively.

(8)	Convertible note due on July 13, 2017

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

During the year ended December 31, 2016, the Company issued 49,290,170 shares in respect of Conversion Notices received for a total of $10,731 in principal and $137 in accrued interest, and in January 2017, the Company issued 52,933,533 shares in respect of Conversion Notices received for a total of $10,300 in principal and $278 in accrued interest in January 2017.

(9)	Convertible note due on January 5, 2018

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

As at December 31, 2017 the carrying value of the convertible debenture and accrued convertible interest thereon were $14,592 and $368, respectively.

(10)	Convertible note due on September 27, 2018

On September 27, 2017, the Company entered into a Securities Purchase Agreement ("SPA") with an investor where under the Company will issue four 8% convertible redeemable notes in the aggregate principal amount of $63,000 with the first note being $15,750 funded on October 4, 2017, with financing cost of $750, and the rest will be funded in future periods, convertible into shares of the Company's common stock with a maturity date on September 27, 2018.  Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Convertible Notes (continued)

(10)	Convertible note due on September 27, 2018 (continued)

As at December 31, 2017 the carrying value of the convertible debenture and accrued convertible interest thereon were $3,872 and $304, respectively.

In our evaluation of the aforementioned financing arrangements, we concluded that the conversion features were not afforded the exemption as a conventional convertible instrument and it did not otherwise meet the conditions set forth in current accounting standards for equity classification. Accordingly, they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities. (See footnote 7 for derivative disclosure)

The following table sets forth interest expense for amortization of the debt discount and financing costs recognized related to the above convertible notes:

	Year ended December 31,
	2017	2016
Amortization of financing costs	6,790	17,033
Amortization of debt discount	93,042	166,693
Total	99,832	183,726

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

Common stock

As described more fully above in Note 5, the Company issued 1,070,054,018 shares of common stock to settle certain convertible notes and accrued interest payable during the year ended December 31, 2017.

As described more fully above in Note 5, the Company issued 306,687,678 shares of common stock to settle certain convertible notes and accrued interest payable during the year ended December 31, 2016.

Series A Preferred Shares

As at December 31, 2017 and December 31, 2016 the Company had 25,080,985 Series A Preferred Shares issued and outstanding, each carrying conversion rights of 2.5 common shares to each 1 share of Series A Preferred Stock and voting rights of 15 to 1, compared to common stock.

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

Stock award and stock option

Stock Option

During fiscal 2016, a total of 500,000 stock options available for exercise at $0.03 per share expired unexercised.

Share Purchase Warrants

During the year ended December 31, 2014 the Company issued a 2-year warrant entitling the holders to acquire an additional 93,333 shares of common stock at an exercise price of $0.30 per share.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 6 – Common Stock and Stock-Based Compensation (continued)

As December 31, 2017 and December 31, 2016, the following share purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2015	93,333	0.30
Forfeited/Canceled/Expired	(93,333)	0.30
Exercised	-	-
Outstanding – December 31, 2016	-	-
Forfeited/Canceled/Expired	-	-
Exercised	-	-
Exercisable – December 31, 2017	-	-

All 93,333 warranted expired unexercised during the year ended December 31, 2016.

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

On September 27, 2017, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $15,000 from total loan proceeds of $15,750, which bears interest at 8% per annum and is due on September 27, 2018 Financing fees of $750 were paid in respect of the note. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

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

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Derivative Liabilities (continued)

As a result of the application of ASC No. 815 in period ended December 31, 2017 and December 31, 2016, the fair value of the conversion feature associated with the convertible loans is summarized as follows:

Balance at December 31, 2016	$109,403
Recognition of derivative associated with tainted instruments	21,140
Derivative additions associated with convertible notes	79,680
Derivative liability reclassified as additional paid-in capital associated with conversion of debt	(475,922)
Loss on change in fair value during the period	763,687
Balance at December 31, 2017	$497,988

 The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of December 31, 2017, December 31, 2016 and commitment date:

	Commitment Date	December 31, 2016	December 31, 2017
Expected dividends	0	0	0
Expected volatility	319.13%~453.80%	286.05%~361.56%	572.51% ~ 1,194%
Expected term	0 ~ 0.98 years	0.07~0.53 years	0 ~ 0.74 years
Risk free interest rate	0.55~1.33%	0.44~0.62%	1.28% ~ 1.65%

Note 8 - Commitments

(1)	Office Lease

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

During the year ended December 31, 2016, the Company accrued fees of $72,000 and Mr. Gasparine advanced $977 to the Company. The Company paid $25,176, net, to Mr. Gasparine, leaving $40,938 on the balance sheets as accounts payable and accrued liabilities - related parties as of December 31, 2016

During the year ended December 31, 2017 the Company accrued additional fees of $72,000 for services provided by Mr. Gasparine. The Company paid $20,745, net to Mr. Gasparine, leaving $86,731 on the balance sheets as accounts payable and accrued liabilities - related parties as at December 31, 2017.

Transactions with Mary Gasparine

On September 12, 2016 the Company received proceeds of $12,000 secured by a promissory note from Mary Gasparine, the mother of our CEO, President and a director. The loan bears interest at 12% per annum and matures on September 12, 2017.  As at December 31, 2017 a total of $1,562 (2016 - $362) has been accrued as interest expense in respect to the aforementioned loan and recorded on the balance sheets as accounts payable and accrued liabilities – related party.  On September 12, 2017 this loan came due and payable, including all accrued interest thereon. This loan is presently in default.

Note 10 – Deferred Revenue

(a)
During the three months ended March 31, 2016 the Company entered into various agreements with a telephone service provider (the "Client") for the launch of the Epoxy App at its corporate and franchise locations. Under the terms of the agreement, Epoxy would offer training to the corporate location and the term would run twelve months from the launch of the Epoxy App.  As consideration the Company would receive fees from certain locations in advance, totaling $23,400.  Subsequent to the execution of the agreements the Client revised its corporate focus.  As a result, the Company has recorded the entire fee remitted as deferred revenue until such time as a formal unwinding of the agreement is complete.  At the date this report, executive management of the Client has not responded to management requests to complete the formal unwinding of the agreement. As at December 31, 2017, the amounts received was reclassified to other liability.

(b)
On March 31, 2016 the Company entered into an agreement with a third party to develop a customized EPOXY app for gift and loyalty cards for each client. Under the terms of the agreement Epoxy will receive a development fee of $49,000 which amounts were paid as to $30,000 on signing of the agreement, and $19,000 upon official launch of the pilot program, which occurred during the year ended December 31, 2016.  All proceeds have been received under the contract and recorded as deferred revenue.  These amounts are expected to be realized as income upon completion of the pilot program. However, as at the date of this report, executive management of the third party has not confirmed the program is complete. As at December 31, 2017, the amounts received was reclassified to other liability.

(c)
On October 11, 2016 the Company entered into an agreement with a third party to develop a customized EPOXY app for gift and loyalty cards for each client. Under the terms of the agreement Epoxy will receive a development fee of $10,500 which amounts were paid on signing of the agreement. In addition to the development fees, Epoxy will receive monthly fee of $25 per location if locations number between 50-500 or less if the locations are over 500. The parties agreed to a mutual termination of the original agreement effective February 28, 2017 and all amounts were realized as income during the year ended December 31, 2017.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Deferred Revenue (continued)

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

During the year ended December 31, 2017, $18,500 deferred revenue was transferred to income.

Note 11 – Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2017 and 2016, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,669,255 and $2,484,507 at December 31, 2017 and 2016, respectively, and will begin to expire in the year 2031.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Company does not have any foreign earnings and therefore, we do not anticipate the impact of a transition tax. We have remeasured our U.S. deferred tax assets at a statutory income tax rate of 21%. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118, and no later than fiscal year end December 31, 2018.

The Company had deferred income tax assets as of December 31, 2017, and 2016 as follows:

	December 31, 2017	December 31, 2016
Operating loss carryforwards before temporary differences	$3,532,774	$2,978,342
Amortization of debt discount	(99,832)	(166,693)
Derivative gain (loss)	(763,687)	(327,142
Net operating loss carryforwards	2,669,255	2,484,507
Expected recovery at statutory rate	34%	34%
Loss carryforwards	907,547	844,700
Change in effective tax rates (from 34% to 21%)	(347,003)	-
Less - valuation allowance	(560,544)	(844,700)

Total net deferred tax assets	$-	$-

The Company has no tax position at December 31, 2017 and 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2017 and 2016.

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

As of the date of this filing, the Company is delinquent in filing their tax returns, and there is uncertainty regarding potential penalties and interest.  The last return filed by the Company was December 31, 2012, and the Company has not accrued for any potential penalties or interest from that period forward.  The Company will need to file returns for the years ending December 31, 2013, 2014, 2015, 2016 and 2017, which are still open for examination.

Note 12 – Subsequent events

Further to a Securities Purchase Agreement ("SPA") with an investor entered into on September 27, 2017 (ref: Note 5(9)), where under the Company will issue four 8% convertible redeemable notes in the aggregate principal amount of $63,000, a further $20,750, inclusive of $750 in legal fees, has been received subsequent to December 31, 2017.  The notes are convertible into shares of the Company's common stock with a maturity date of September 27, 2018.  Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also our sole officer and a member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making its assessment, management used  the criteria established in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").   Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2017.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year ending December 31, 2017 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

•
Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures

•	Limited or no segregation of duties

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended December 31, 2017. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 9B. Other Information.

On December 19, 2017 our current audit firm, Heaton & Company, PLLC, completed the acquisition of another firm of independent registered public accountants and concurrently changed their operating name to Pinnacle Accountancy Group of Utah.

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

Name	Age	Position & Offices Held	Appointed On
David Gasparine	38	President, CEO, CFO, Director	February 13, 2013
John Harney	42	Director	September 10, 2013
Jason Woywod	38	Director	September 10, 2013

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

 Epoxy Inc. Summary Compensation Table

		Year ending	Salary	Bonus	Awards	Compensation	Total
Name	Principal Position	December 31	($)	($)	($)	($)	($)

David Gasparine(1) Appointed 02/13/13	President, Director	2017 2016	72,000 72,000	0 0	0 0	0 0	72,000 72,000

Jason Woywod Appointed 09/10/13	Director	2017 2016	0 0	0 0	0 0	0 0	0 0

John Harney Appointed 09/10/13	Director, Treasurer	2017 2016	0 0	0 0	0 0	0 0	0 0
(1) During the year ended December 31, 2017 and 2016 respectively, the Company accrued fees of $72,000 under the terms of an employment contract with Mr. Gasparine.  Mr. Gasparine was paid $25,176, net, during fiscal 2016, and $20,745, net, during fiscal 2017 leaving $86,731 on the balance sheets as accounts payable and accrued liabilities.

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

There were no stock option grants in the fiscal years ended December 31, 2017 and 2016. A total of 6,500,000 shares remain available for grant under the 2014 Stock Option and Award Plan.

Outstanding Equity Awards at 2017 Fiscal Year-End

None

Option Exercises for Fiscal 2017 and 2016

There were no options exercised by our named executive officers in fiscal 2017 or 2016.

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

The following table sets forth the number and percentage of shares of our Common and Preferred Stock owned as of May 8, 2018, by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the Shareholders has sole voting and investment power with respect to the shares beneficially owned.

Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of May 8, 2018 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person's percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name Of Beneficial Owner	Shares Beneficially Owned	Percent of class Owned	Percent of Total Voting Shares (1)

Series A Preferred (2)	David Gasparine	16,000,000	63.793%	2.425%
	Jason Woywood	-	-	-
	John Harney	-	-	-
	Craigstone Ltd.	4,210,524	16.788%	0.638%
	Mary Gasparine	2,000,000	7.974%	0.303%
Series A Preferred Total		22,210,524	88.558%	3.367%
Series B Preferred (3)	David Gasparine	1,000,000	100%	80.000%
	Jason Woywood	-	-	-
	John Harney	-	-	-
Series B Preferred Total		1,000,000	100%	80.000%
Common (4)	David Gasparine	-	-	-
	Jason Woywood (5)	500,000	0.031%	0.005%
	John Harney	3,000,000	0.187%	0.030%
Common Total		3,500,000	0.249%	0.035%
Percent Total Voting Shares, Officers, Directors and 10% holders as a group				83.402%
(1)
Calculation of percentage of Voting Shares is based on the following voting rights: (a) each share of Common Stock has the right to cast one (1) vote; (b) each share of Series A Preferred Stock has the right to cast fifteen (15) votes and (c) holders of Series B Preferred Stock have the right to cast 80% of the total votes for a total of 7,916,785,756 voting shares

(2)	There are a total of 25,080,985 shares of Series A Preferred Stock issued and outstanding with conversion rights of 2.5 to one and voting rights of 15 to 1.
(3)	There are a total of 1,000,000 shares of Series B Preferred Stock issued and outstanding with no conversion rights and voting rights equivalent to 80% of the voting shares.
(4)	There are 1,602,995,014 shares of common stock issued and outstanding as of May 8, 2018, with 1 vote per each share held.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

There were no transactions since the beginning of the Company's last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 and to which any related person had or will have a direct or indirect material interest which has not been disclosed herein under Item 11. Executive Compensation or as a part of the disclosure contained in Footnote 9 to the audited financial statements for the fiscal year ended December 31, 2017 under Item 8. Financial Statements and Supplementary Data.

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

Director Independence

As of the date of this Annual Report, we have 1 independent director.

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

Item 14. Principal Accountant Fees and Services.

Heaton & Company, PLLC operating as Pinnacle Accountancy Group of Utah, served as our principal independent public accountants for the reporting fiscal years ending December 31, 2017 and 2016. Aggregate fees billed to us for the years ended December 31, 2017 and 2016 for audit fees were as follows:Our board of directors pre-approves all services provided by our independent auditors.

	For the Year Ended December 31, 2017 $	For the Year Ended December 31, 2016 $

(1) Audit Fees	18,000	13,000
(2) Audit-Related Fees	0	0
(3) Tax Fees	0	0
(4) All Other Fees	0	0

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

PART IV

Item 15. Exhibits

Exhibit Description	Filed herewith	Form	Exhibit	Incorporated by reference Filing Date
Articles of Incorporation		S-1	3.1	03/18/08
Amendment to Articles of Incorporation		10-K	3.1	12/29/2017
Amendment to Articles of Incorporation		8-K	3.1	03/16/2016
Certificate of Designation		8-K	3.1	10/15/2015
By-laws as currently in effect		S-1	3.2	03/18/08
2014 Stock Option and Award Plan		10-Q	10.5	11/19/2014
Form of Stock Option Agreement		10-Q	10.6	11/19/2014
Form of Stock Award Agreement		10-Q	10.7	11/19/2014
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X		31.1
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X		31.2
Certification of Principal Executive and Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X		32.1
Interactive Data files (1)			101

(1) To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Las Vegas, Nevada.

Epoxy Inc.

Date: June 8, 2018	By:	/s/David Gasparine
Name: David Gasparine
Title: Principal Executive Officer, Principal Financial Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Gasparine	Director, CEO, President, CFO (Principal Executive Officer) (Principal Financial Officer)	June 8, 2018
Name: David Gasparine

/s/ Jason Woywod	Director	June 8, 2018
Name: Jason Woywod

/s/John Harney	Director and Treasurer	June 8, 2018
Name: John Harney