Form 10-Q
period 2018-03-31
Epoxy, Inc.
filed 2018-06-22
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes [ ] No [ ]
APPLICABLE ONLY TO CORPORATE ISSUERS
1,602,995,014 shares of common stock outstanding as of June 10, 2018
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

EPOXY, INC.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Unaudited Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017	F-1
Unaudited Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017	F-2
Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and 2017	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-12

EPOXY, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
Current
Cash	$3,473	$5,440
Accounts receivable	2,750	2,750
Prepaid expenses	970	970
Total Current Assets	7,193	9,160

Trademark and Patent	-	7,695

Total Assets	$7,193	$16,855

LIABILITIES
Current
Accounts payable and accrued liabilities	$274,936	$252,082
Accounts payable and accrued liabilities – related parties	98,053	88,293
Loans payable	17,000	17,000
Loan payable – related party	12,000	12,000
Derivative liabilities	647,697	497,988
Convertible notes, net of unamortized discounts and deferred financing cost	202,943	193,144
Other liabilities	72,400	72,400
Total Current Liabilities	1,325,029	1,132,907

Total Liabilities	1,325,029	1,132,907

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.00001 par value;
authorized: 35,000,000 Series A Preferred share, 25,080,985 issued and outstanding as of March 31, 2018 and December 31, 2017	251	251
authorized: 15,000,000 Series B Preferred shares, 1,000,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	10	10
Common Stock, $0.00001 par value;
authorized: 4,450,000,000 shares, 1,602,995,014 shares issued and outstanding as of March 31, 2018 and December 31, 2017	16,030	16,030
Additional paid-in capital	3,827,203	3,827,028
Accumulated deficit	(5,161,330)	(4,959,371)
Total Stockholders' Deficit	(1,317,836)	(1,116,052)
Total Liabilities and Stockholders' Deficit	$7,193	$16,855

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2018	2017

Revenue	$33,823	$41,053

Operating Expenses
Depreciation, and impairment	7,695	-
Software research and development	12,448	2,880
General and administrative expenses	67,994	64,358
Total operating expenses	88,137	67,238

Loss from operations	(54,314)	(26,185)

Other Income (Expenses):
Loss on change in fair value of derivative liabilities	(129,709)	(440,558)
Interest expenses	(17,936)	(61,220)
Total other income (expenses)	(147,645)	(501,778)

Net loss	$(201,959)	$(527,963)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	1,602,995,014	1,175,896,613

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended
	March 31,
	2018		2017
Cash flows from Operating Activities
Net loss		$(201,959)	$(527,963)
Adjustments to reconcile net loss to net cash used in operations:
Impairment of trademark and patent		7,695	-
Transfer agent fees paid by note holders and settled with shares, including loss on issuance date		-	7,804
Loss on change in fair value of derivative liabilities		129,709	440,558
Amortization of discounts on convertible notes		9,377	51,524
Amortization of deferred financing costs		422	4,692
Imputed interest		175	175
Accrued interest settled with shares		-	5,704
Changes in operating assets and liabilities:
Prepaid expenses		-	(3,000)
Deferred revenue		-	(29,000)
Accounts payable and accrued expenses		22,854	3,587
Accounts payable and accrued expenses – related party		9,760	9,871
Net cash used in operating activities		(21,967)	(36,048)

Cash flows from Investing Activities
Net cash provided by (used in) investing activities		-	-

Cash flows from Financing Activities
Proceeds from convertible notes		20,000	41,500
Net cash provided by financing activities		20,000	41,500

Net increase (decrease) in cash during the period		(1,967)	5,452
Cash, beginning of period		5,440	2,662
Cash, end of period		$3,473	$8,114

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$		$-
Income taxes	$		$-

Supplemental non-cash investing & financing activities:
Debt principal converted to shares		$-	$91,300
Accrued interest and transfer agent fees converted to shares		-	9,224
Derivative liability reclassified as additional paid-in capital		-	475,922
Derivative liability – debt discount		$20,000	$46,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Description of business and basis of presentation

Organization and nature of business)

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

The Company, initially through its wholly owned subsidiary, Couponz, Inc., and now primarily via operations undertaken by Epoxy, Inc directly, is the developer of Epoxy app, an application or "app" for iPhone iOS and Android operating systems. Epoxy is an innovative smart phone application designed and created to conveniently connect business owners and consumers in order to ease marketing frustrations. The mobile app gives loyal customers the ease of keeping track of rewards and punch cards all in one place while also giving opportunities to review and share businesses with friends. In turn, Epoxy provides businesses the ability to reward customers, share offers, and deliver information about special events with their customers.

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the Securities and Exchange Commission on June 8, 2018.

Note 2 – Going Concern

For the three months ended March 31, 2018, the Company used net cash in operations of $21,967. In addition, the Company had a working capital deficit as of March 31, 2018. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2018 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

The following table provides a summary of the fair value of our derivative liabilities as of March 31, 2018 and December 31, 2017:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of March 31, 2018:
Liabilities
Derivative liabilities	$-	$-	$647,697

As of December 31, 2017:
Liabilities
Derivative liabilities	$-	$-	$497,988

Note 4- Loans Payable

The Company has received loans from third parties in prior fiscal years, accruing interest at rates of between 5% and 10% with default interest rates of between 10% and $16%.  The loans are in default and due on demand as at March 31, 2018 and December 31, 2017:

	Note Payable	Accrued interest
Balance, December 31, 2016	$17,000	$4,218
Additions	-	1,848
Balance, December 31, 2017	17,000	6,066
Additions	-	456
Balance, March 31, 2018	$17,000	$6,522

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Convertible Notes

At March 31, 2018 and December 31, 2017, convertible notes payable consisted of the following:

	March 31, 2018	December 31, 2017
Principal amount	$226,180	$205,430
Less: unamortized debt discount	(22,343)	(11,721)
Financing costs	(894)	(565)
Convertible notes payable, net	$202,943	$193,144

(1)	Convertible notes originally due on November 27, 2015

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

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Convertible Notes (continued)

(1)	Convertible notes originally due on November 27, 2015 (cont'd)

The carrying value of these convertible notes is as follows:

As at March 31, 2018 and December 31, 2017, the carrying values of the convertible debenture was $125,000.

During the three months ended March 31, 2018 and 2017, accrued convertible interest thereon was $3,116.

The notes came due on January 1, 2017 and are currently in default.

(2)	Convertible note due on January 25, 2017

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

(3)	Convertible note due on May 24, 2017

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

During the three months period ended March 31, 2017 the noteholder gave notice of conversion and the Company issued 726,933,349 shares of its common stock in full satisfaction of the entire principal of $46,000 and accrued interest balance of $2,625

On January 11, 2017, the Company received net proceeds of $41,500 with respect to the backend feature of this Convertible Note. Financing fees of $2,500 and legal fees of $2,000 were paid in respect of the backend note which bears interest at 8% per annum and is due on May 24, 2017. During the quarter ended June 30, 2017 the convertible note fell into default due to the Company failure to be current in its filings with the Securities and Exchange Commission. Upon an event of default, the interest rate is increased to 24% per annum. On May 24, 2017, this Note remained unpaid at maturity, and the outstanding principal due under this Note was increased by 8%, or $3,680.

As at March 31, 2018 the carrying value of the back-end convertible debenture and accrued convertible interest thereon were $49,680 and $12,045 respectively. As at December 31, 2017 the carrying value of the back-end convertible debenture and accrued convertible interest thereon were $49,680 and $9,105, respectively.

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

(5)	Convertible note due on January 5, 2018

On July 5, 2017, the Company entered into a convertible loan agreement with an investor. The Company received total loan proceeds $15,000, which bears interest at 5% per annum and is due on January 5, 2018. Upon an event of default, the interest rate is increased to 15% per annum. Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 50% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

As at March 31, 2018 the carrying value of the convertible debenture and accrued convertible interest thereon were $15,000 and $902, respectively. As at December 31, 2017 the carrying value of the convertible debenture and accrued convertible interest thereon were $14,592 and $368, respectively.

(6)	Convertible note due on September 27, 2018

On September 27, 2017, the Company entered into a Securities Purchase Agreement ("SPA") with an investor where under the Company will issue four 8% convertible redeemable notes in the aggregate principal amount of $63,000 with the first note being $15,750 funded on October 4, 2017, with financing cost of $750, and the rest will be funded in future periods, convertible into shares of the Company's common stock with a maturity date on September 27, 2018.   On January 15, 2019 a further $15,000, inclusive of $750 in legal fees, and on March 8, 2018 additional $5,000, had been received. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion.

As at March 31, 2018 the carrying value of the convertible debenture and accrued convertible interest thereon were $13,263 and $918, respectively. The unamortized debt discount was
$23,237 and $11,878, respectively as of March 31, 2018 and December 31, 2017, and the carrying value of the convertible debenture and accrued convertible interest thereon was $3,872 and $304, respectively.
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

	Three Months ended March 31,
	2018	2017
Amortization of financing costs	$422	$4,692
Amortization of debt discount	9,377	51,524
Total	$9,799	$56,216

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

Common stock

As described more fully above in Note 5, the Company issued 1,070,054,018 shares of common stock to settle certain convertible notes and accrued interest payable during the year ended December 31, 2017.  There were no share issuances during the three months ended March 31, 2018.

As at March 31, 2018 and December 31, 2017 the Company had 1,602,995,014 shares of common stock issued and outstanding

Series A Preferred Shares

As at March 31, 2018 and December 31, 2017 the Company had 25,080,985 Series A Preferred Shares issued and outstanding, each carrying conversion rights of 2.5 common shares to each 1 share of Series A Preferred Stock and voting rights of 15 to 1, compared to common stock.

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

On September 27, 2017, the Company entered into a Securities Purchase Agreement ("SPA") with an investor where under the Company will issue four 8% convertible redeemable notes in the aggregate principal amount of $63,000 with the first note being $15,750 funded on October 4, 2017, with financing cost of $750, and the rest will be funded in future periods, convertible into shares of the Company's common stock with a maturity date on September 27, 2018.   On January 15, 2018 a further $15,000, inclusive of $750 in legal fees, and on March 8, 2018 additional $5,000, had been received. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion.    Upon issuance, a total of $26,387, the day one loss on the notes, was recorded as a change in the fair value of the derivative liability.

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

As a result of the application of ASC No. 815 in period ended March 31, 2018 and December 31, 2017, the fair value of the conversion feature associated with the convertible loans is summarized as follows:

Balance at December 31, 2017	$497,988
Derivative additions associated with convertible notes	20,000
Loss on change in fair value during the period	129,709
Balance at March 31, 2018	$647,697

 The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of March 31, 2018, December 31, 2017 and commitment date:

	Commitment Date	March 31, 2018	December 31, 2017
Expected dividends	0	0	0
Expected volatility	319.13%~453.80%	286.05%~361.56%	572.51% ~ 1,194%
Expected term	0 ~ 0.98 years	0.07~0.53 years	0 ~ 0.74 years
Risk free interest rate	0.55~1.33%	0.44~0.62%	1.28% ~ 1.65%

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Future minimum payments under the terms of the aforementioned lease are as follows:

2018 - $10,761
2019 - $6,277

Note 9 – Related Party Transactions

Transactions with David Gasparine

In October 2015,  the board agreed to increase Mr. Gasparine's salary under an employment agreement originally entered into during fiscal 2014 to $72,000 per annum.

During the three months ended March 31, 2018 and 2017, the Company accrued additional fees of $18,000 respectively for services provided by Mr. Gasparine. The Company paid $7,000, net to Mr. Gasparine in the current three month period (2017 - $6,640), leaving $96,191 and $86,731, respectively, on the balance sheets as accounts payable and accrued liabilities – related parties as at March 31, 2018 and December 31, 2017.

Transactions with Mary Gasparine

On September 12, 2016 the Company received proceeds of $12,000 secured by a promissory note from Mary Gasparine, the mother of our CEO, President and a director. The loan bears interest at 12% per annum and matures on September 12, 2017.  As at March 31, 2018 and December 31, 2017 a cumulative total of $1,862 and $1,562, respectively, has been accrued as interest expense in respect to the aforementioned loan and recorded on the balance sheets as accounts payable and accrued liabilities – related party. On September 12, 2017 this loan came due and payable, including all accrued interest thereon. This loan is presently in default.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 – Other Liability

(a)
During the three months ended March 31, 2016 the Company entered into various agreements with a telephone service provider (the "Client") for the launch of the Epoxy App at its corporate and franchise locations. Under the terms of the agreement, Epoxy would offer training to the corporate location and the term would run twelve months from the launch of the Epoxy App.  As consideration the Company would receive fees from certain locations in advance, totaling $23,400.  Subsequent to the execution of the agreements the Client revised its corporate focus.  As a result, the Company has recorded the entire fee remitted as deferred revenue until such time as a formal unwinding of the agreement is complete. As at March 31, 2018 and December 31, 2017, the amounts received remain in other liability as the Company has not yet concluded the unwinding of the agreement. At the date this report, executive management of the Client has not responded to management requests to complete the formal unwinding of the agreement.

(b)
On March 31, 2016 the Company entered into an agreement with a third party to develop a customized EPOXY app for gift and loyalty cards for each client. Under the terms of the agreement Epoxy will receive a development fee of $49,000 which amounts were paid as to $30,000 on signing of the agreement, and $19,000 upon official launch of the pilot program, which occurred during the year ended December 31, 2016.  All proceeds have been received under the contract.  These amounts are expected to be realized as income upon completion of the pilot program. However, as at the date of this report, executive management of the third party has not confirmed the program is complete. As at March 31, 2018 and at December 31, 2017, the amounts received remained in other liability.

Note 11 – Subsequent events

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on June 8, 2018 along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Epoxy, Inc. and its wholly owned subsidiary Couponz, Inc.

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

The Company, initially through its wholly owned subsidiary, Couponz, Inc., and now primarily via operations undertaken by Epoxy, Inc directly, is the developer of Epoxy app, an application or "app" for iPhone iOS and Android operating systems. Epoxy is an innovative smart phone application designed and created to conveniently connect business owners and consumers in order to ease marketing frustrations. The mobile app gives loyal customers the ease of keeping track of rewards and punch cards all in one place while also giving opportunities to review and share businesses with friends. In turn, Epoxy provides businesses the ability to reward customers, share offers, and deliver information about special events with their customers.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017.

Our net loss for the three month periods ended March 31, 2018 and 2017 is as follows:

	Three Months Ended
	March 31,
	2018	2017

Revenue	$33,823	$41,053

Operating Expenses
Depreciation, and impairment	7,695	-
Software research and development	12,448	2,880
General and administrative expenses	67,994	64,358
Total operating expenses	88,137	67,238

Loss from operations	(54,314)	(26,185)

Other Income (Expenses):
Loss on change in fair value of derivative liabilities	(129,709)	(440,558)
Interest expenses	(17,936)	(61,220)
Total other income (expenses)	(147,645)	(501,778)

Net loss	$(201,959)	$(527,963)

During the comparative three month periods ended March 31, 2018 and 2017 the Company experienced a decline in period over period revenue as certain previously deferred revenues in the amount of $29,000 were brought into income during the three months ended March 31, 2017, with no similar transactions during the comparative three months ended March 31, 2018.  The Company experienced a substantial increase to operating expenses as software development costs increased from $2,880 in the three months ended March 31, 2017 to $12,448 in the current period as we continued to upgrade our product offerings. In addition, the Company recorded a one time impairment of $7,695 relative to the write down of its previously capitalized trademark and patent application costs in the current three months ended March 31, 2018 with no prior expense in the comparative period.  During the current three month period the Company has been actively seeking additional capital by way of loans and equity financings in order to meet operational shortfalls.

Liquidity and Financial Condition

Working Capital
	At March 31, 2018	At December 31, 2017
Current Assets	$7,193	$9,160
Current Liabilities	$1,325,029	$1,132,907
Working Capital (Deficit)	$(1,317,836)	$(1,123,747)

The substantial increase to our working capital deficit is related to the valuation of our derivative liabilities which increased dramatically period over period.

Cash Flows
	Three month periods ended March 31,
	2018	2017
Net cash used in operating activities	$(21,967)	$(36,048)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	$20,000	$41,500
Net increase (decrease) in cash during period	$(1,967)	$5,452

Operating Activities

Net cash used in operating activities was $21,967 for the three-month period ended March 31, 2018 compared with cash used in operating activities of $36,048 in the same period in 2017. The decrease in cash used in operating activities is predominantly attributable to various non-cash reconciliation adjustments including substantial reductions to the accretion of debt discount on convertible notes and the change in the fair value of our derivative liabilities.  We continued to record increases to accounts payable and related party payables in the current and prior comparative period, as we were not able to retire our obligations as they became due. During fiscal 2017 we were able to bring certain prior deferred revenues in the amount of $29,000 into income, with no similar results in the current three months ended March 31, 2018.

Investing Activities

There were no investing activities during the three-month period ended March 31, 2018 and 2017.

Financing Activities

Net cash provided by financing activities was $20,000 for the three-month period ended March 31, 2018 compared to $41,500 of cash provided in the same period in 2017. All amounts relate to convertible notes payable entered into in the respective periods.

Going Concern

Company had a working capital deficit as of March 31, 2018. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2018 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements that will have a current or future effect on our financial condition and changes in financial condition.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.  Refer to Note 2 of the Financial Statements included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 8, 2018.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit Description	Filed herewith	Exhibit	Incorporated by reference Filing Date
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X	31.1
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X	31.2
Certification of Principal Executive and Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X	32.1
Interactive Data files	X	101

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EPOXY, INC.

Date: June 22, 2018	By:	/s/ David Gasparine
	Name:	David Gasparine
	Title:	Chief Executive Officer (Principal Executive Officer), Treasurer, (Principal Financial Officer) Secretary, and Director