Form 10-Q
period 2018-06-30
Epoxy, Inc.
filed 2018-10-09
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes [ ] No [ ]
APPLICABLE ONLY TO CORPORATE ISSUERS
1,746,946,685 shares of common stock outstanding as of September 28, 2018
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

EPOXY, INC.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Unaudited Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017	F-1
Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017	F-2
Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and 2017	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-12

EPOXY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current
Cash	$4,021	$5,440
Accounts receivable	-	2,750
Prepaid expenses	-	970
Total Current Assets	4,021	9,160

Trademark and Patent	-	7,695

Total Assets	$4,021	$16,855

LIABILITIES
Current
Accounts payable and accrued liabilities	$301,361	$252,082
Accounts payable and accrued liabilities – related parties	109,217	88,293
Loans payable	17,000	17,000
Loan payable – related party	12,000	12,000
Derivative liabilities	403,970	497,988
Convertible notes, net of unamortized discounts and deferred financing cost	210,011	193,144
Other liabilities	72,400	72,400
Total Current Liabilities	1,125,959	1,132,907

Total Liabilities	1,125,959	1,132,907

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.00001 par value;
authorized: 35,000,000 Series A Preferred shares, 25,080,985 issued and outstanding as of June 30, 2018 and December 31, 2017	251	251
authorized: 15,000,000 Series B Preferred shares, 1,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	10	10
Common Stock, $0.00001 par value;
authorized: 4,450,000,000 shares, 1,746,946,685 and 1,602,995,014 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	17,470	16,030
Additional paid-in capital	3,860,487	3,827,028
Accumulated deficit	(5,000,156)	(4,959,371)
Total Stockholders' Deficit	(1,121,938)	(1,116,052)
Total Liabilities and Stockholders' Deficit	$4,021	$16,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EPOXY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$33,689	$20,051	$67,512	$61,104

Operating Expenses
Amortization	-	-	7,695	-
Software research and development	9,152	3,520	21,600	6,400
General and administrative expenses	57,830	61,800	125,824	126,158
Total operating expenses	66,982	65,320	155,119	132,558

Loss from operations	(33,293)	(45,269)	(87,607)	(71,454)

Other Income (Expenses):
Gain (loss) on change in fair value of derivative liabilities	214,937	(61,639)	85,228	(502,197)
Interest expense	(20,470)	(35,241)	(38,406)	(96,461)
Total other income (expenses)	194,467	(96,880)	46,822	(598,658)

Income (loss) before taxes	$161,174	$(142,149)	$(40,785)	$(670,112)

Income tax (expense) benefit	-	-	-	-

Net income (loss)	$161,174	$(142,149)	$(40,785)	$(670,112)

Net income (loss) per share
– basic	$0.00	$(0.00)	$(0.00)	$(0.00)
– diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
– basic	1,746,946,764	1,602,995,014	1,696,563,652	1,390,625,644
– diluted	3,950,518,449	1,602,995,014	1,696,563,652	1,390,625,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EPOXY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six months ended
	June 30,
	2018	2017
Cash flows from Operating Activities
Net loss	$(40,785)	$(670,112)
Adjustments to reconcile net loss to net cash used in operations:
Amortization	7,695	-
Accrued interest converted to shares	-	5,704
Transfer agent fees issued by shares	-	7,804
(Gain) loss on change in fair value of derivative liabilities	(85,228)	502,197
Amortization of discounts on convertible notes	20,674	74,763
Amortization of deferred financing costs	874	6,605
Interest expense due to default on convertible note	-	3,680
Imputed interest	350	350
Changes in operating assets and liabilities:
Accounts receivable	2,750	(700)
Prepaid expenses	970	(3,000)
Deferred revenue	-	(29,000)
Accounts payable and accrued expenses	50,357	36,887
Accounts payable and accrued expenses, related party	20,924	23,412
Net cash used in operating activities	(21,419)	(41,410)

Cash flows from Financing Activities
Proceeds from convertible notes	20,000	41,500
Net cash provided by financing activities	20,000	41,500

Net increase (decrease) in cash during the period	(1,419)	90
Cash, beginning of period	5,440	2,662
Cash, end of period	$4,021	$2,752

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Debt principal converted to shares	$4,680	$91,300
Accrued interest converted to shares	$1,078	$9,224
Derivative liability reclassified as additional paid-in capital	$28,790	$475,922
Derivative liability – debt discount	$-	$49,680
Debt issuance financing cost	$-	$4,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
-

EPOXY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
On March 16, 2016 pursuant to approval by the board of directors and shareholders, the Company filed an Amendment to its Articles of Incorporation increasing the authorized shares to 900,000,000 with 850,000,000 common and 50,000,000 preferred shares. On September 28, 2016, the Company's board of directors and majority shareholder approved a further increase of the Company's authorized share capital from 850,000,000 common shares to 1,950,000,000 common shares.  The Company filed the amendment with the State of Nevada on November 21, 2016. On November 7, 2017, the Company's board of directors and majority shareholder approved a further increase of the Company's authorized share capital from 1,950,000,000 common shares to 4,450,000,000 common shares.  The Company filed the amendment with the State of Nevada on January 11, 2018.  On September 17, 2018 the Company's Board of Directors approved a reverse stock split of all the outstanding shares of the Company's Common Stock at a ratio of one post-split share per five-thousand pre-split shares (1:5,000), without changing the $0.00001 par value or authorized amount of Common Stock, and rounding fractional shares resulting from the stock split up to the nearest whole number (the "Reverse Stock Split").  The Reverse Stock Split has not yet received approval from the required regulatory authorities and has not yet been impacted in these financial statements.

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the Securities and Exchange Commission on June 8, 2018.

EPOXY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Description of business and basis of presentation (continued)

Net (loss) income per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. For the six months ended June 30, 2018 and December 31, 2017, all potentially dilutive securities are anti-dilutive due to the Company's losses from operations.

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.

The following table sets forth the number of dilutive shares as of June 30, 2018

Series A Preferred share	62,702,462
Convertible notes*	2,140,869,222
Total diluted shares	2,203,571,684

Note 2 – Going Concern

For the six months ended June 30, 2018, the Company used net cash in operations of $21,419. In addition, the Company had a working capital deficit as of June 30, 2018. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2018 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

EPOXY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3- Fair Value Measurements (continued)

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

The following table provides a summary of the fair value of our derivative liabilities as of June 30, 2018 and December 31, 2017:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of June 30, 2018:
Liabilities
Derivative liabilities	$-	$-	$403,970

As of December 31, 2017:
Liabilities
Derivative liabilities	$-	$-	$497,988

Note 4- Loans Payable

The Company has received loans from third parties in prior fiscal years, accruing interest at rates of between 5% and 10% with default interest rates of between 10% and $16%.  The loans are in default and due on demand as at June 30, 2018 and December 31, 2017:

	Note Payable	Accrued interest
Balance, December 31, 2016	$17,000	$4,218
Additions	-	1,848
Balance, December 31, 2017	17,000	6,066
Additions	-	916
Balance, June 30, 2018	$17,000	$6,982

Note 5- Convertible Notes

At June 30, 2018 and December 31, 2017, convertible notes payable consisted of the following:

	June 30, 2018	December 31, 2017
Principal amount	$221,500	$205,430
Less: unamortized debt discount	(11,047)	(11,721)
Financing costs	(442)	(565)
Convertible notes payable, net	$210,011	$193,144

EPOXY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The carrying value of these convertible notes is as follows:

As at June 30, 2018 and December 31, 2017, the carrying values of the convertible debenture was $125,000.

During the three months ended June 30, 2018 and 2017, accrued convertible interest thereon was $3,116.

During the six months ended June 30, 2018 and 2017, accrued convertible interest thereon was $6,233.

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

In March 2018, the noteholder gave notice of conversion and the Company issued 143,951,671 shares of its common stock in satisfaction of the principal of $4,680 and accrued interest payable of $1,078

As at June 30, 2018, carrying values of the back-end convertible debenture and accrued convertible interest thereon were $45,000 and $14,348 respectively. As at December 31, 2017 the carrying values of the back-end convertible debenture and accrued convertible interest thereon were $49,680 and $9,105, respectively.

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

During the year ended December 31, 2016, the Company issued 49,290,170 shares in respect of Conversion Notices received for a total of $10,731 in principal and $137 in accrued interest, and in January 2017, the Company issued 52,933,533 shares in respect of Conversion Notices received for a total of $10,300 in principal and $278 in accrued interest in January 2017.  As of June 30, 2018 and December 31, 2017, the Company had converted the entire principal and accrued interest under the note above, leaving a balance of $0 on the balance sheet.

EPOXY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Convertible Notes (continued)

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

The notes came due on January 5, 2017 and are currently in default.

As at June 30, 2018 the carrying value of the convertible debenture and accrued convertible interest thereon were $15,000 and $1,463, respectively. As at December 31, 2017 the carrying value of the convertible debenture and accrued convertible interest thereon were $14,592 and $368, respectively.

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

As at June 30, 2018 the carrying value of the convertible debenture and accrued convertible interest thereon were $70,011 and $1,646, respectively. As at December 31, 2017, the carrying value of the convertible debenture and accrued convertible interest thereon was $53,551 and $304, respectively. The unamortized debt discount was $11,489 and $11,878, respectively as of June 30, 2018 and December 31, 2017.

In our evaluation of the aforementioned financing arrangements, we concluded that the conversion features were not afforded the exemption as a conventional convertible instrument and it did not otherwise meet the conditions set forth in current accounting standards for equity classification. Accordingly, they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities. (See footnote 7 for derivative disclosure).

The following table sets forth interest expense for amortization of the debt discount and financing costs recognized related to the above convertible notes:

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Amortization of financing costs	$451	$1,913	$873	$6,605
Amortization of debt discount	11,297	23,239	20,674	74,763
Total	$11,748	$25,152	$21,547	$81,368

EPOXY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Common Stock and Stock-Based Compensation

On November 7, 2017 the Board of Directors and majority shareholders approved the authorization of an increase of the authorized shares of the Company to an aggregate number of Four and a Half Billion (4,500,000,000) of which 4,450,000,000 shares are common stock, with a par value of $0.00001 per share, and Fifty Million (50,000,000) shares are preferred stock, with a par value of $0.00001 per share.

Common stock

As described more fully above in Note 5, the Company issued 1,070,054,018 shares of common stock to settle certain convertible notes and accrued interest payable during the year ended December 31, 2017.

As described more fully above in Note 5, the Company issued 143,951,671 shares of its common stock in satisfaction of the principal of $4,680 and accrued interest payable of $1,078 in March 2018.

There were no shares issued during the three months ended June 30, 2018.

Series A Preferred Shares

As at June 30, 2018 and December 31, 2017 the Company had 25,080,985 Series A Preferred Shares issued and outstanding, each carrying conversion rights of 2.5 common shares to each 1 share of Series A Preferred Stock and voting rights of 15 to 1, compared to common stock.

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
(Unaudited)

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

As a result of the application of ASC No. 815 in period ended June 30, 2018 and December 31, 2017, the fair value of the conversion feature associated with the convertible loans is summarized as follows:

Balance at December 31, 2017	$497,988
Derivative additions associated with convertible notes	20,000
Derivative liability reclassified as additional paid-in capital associated with conversion of debt	(28,790)
Loss on change in fair value during the period	(85,228)
Balance at June 30, 2018	$403,970

 The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of June 30, 2018, December 31, 2017 and commitment date:

	Commitment Date	June 30, 2018	December 31, 2017
Expected dividends	0	0	0
Expected volatility	319.13%~453.80%	286.05%~361.56%	572.51% ~ 1,194%
Expected term	0 ~ 0.98 years	0.07~0.53 years	0 ~ 0.74 years
Risk free interest rate	0.55$~0.33%	0.44$~0.62%	1.28% ~ 1.65%

Note 8 - Commitments

(1)	Office Lease

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

Future minimum payments under the terms of the aforementioned lease are as follows:

2018 - $5,380
2019 - $6,277

EPOXY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Related Party Transactions

Transactions with David Gasparine

In October 2015, the board agreed to increase Mr. Gasparine's salary under an employment agreement originally entered into during fiscal 2014 to $72,000 per annum.

During the six months ended June 30, 2018 and 2017, the Company accrued additional fees of $36,000 respectively for services provided by Mr. Gasparine. The Company paid $12,710, net, to Mr. Gasparine in the current six month period (2017 - $10,325), leaving $107,055 and $86,731, respectively, on the balance sheets as accounts payable and accrued liabilities – related parties as at June 30, 2018 and December 31, 2017.

Transactions with Mary Gasparine

On September 12, 2016 the Company received proceeds of $12,000 secured by a promissory note from Mary Gasparine, the mother of our CEO, President and a director. The loan bears interest at 12% per annum and matures on September 12, 2017.  As at June 30, 2018 and December 31, 2017 a cumulative total of $2,162 and $1,562, respectively, has been accrued as interest expense in respect to the aforementioned loan and recorded on the balance sheets as accounts payable and accrued liabilities – related party. On September 12, 2017 this loan came due and payable, including all accrued interest thereon. This loan is presently in default.

Note 10 – Other Liability

(a)
During the three months ended March 31, 2016 the Company entered into various agreements with a telephone service provider (the "Client") for the launch of the Epoxy App at its corporate and franchise locations. Under the terms of the agreement, Epoxy would offer training to the corporate location and the term would run twelve months from the launch of the Epoxy App.  As consideration the Company would receive fees from certain locations in advance, totaling $23,400.  Subsequent to the execution of the agreements the Client revised its corporate focus.  As a result, the Company has recorded the entire fee remitted as deferred revenue until such time as a formal unwinding of the agreement is complete. As at June 30, 2018 and December 31, 2017, the amounts received remain in other liability as the Company has not yet concluded the unwinding of the agreement. At the date this report, executive management of the Client has not responded to management requests to complete the formal unwinding of the agreement.

(b)
On March 31, 2016 the Company entered into an agreement with a third party to develop a customized EPOXY app for gift and loyalty cards for each client. Under the terms of the agreement Epoxy will receive a development fee of $49,000 which amounts were paid as to $30,000 on signing of the agreement, and $19,000 upon official launch of the pilot program, which occurred during the year ended December 31, 2016.  All proceeds have been received under the contract.  These amounts are expected to be realized as income upon completion of the pilot program. However, as at the date of this report, executive management of the third party has not confirmed the program is complete. As at June 30, 2018 and at December 31, 2017, the amounts received remained in other liabilities.

Note 11 – Subsequent events

On September 17, 2018 the Company's Board of Directors approved a reverse stock split of all the outstanding shares of the Company's Common Stock at a ratio of one post-split share per five-thousand pre-split shares (1:5,000), without changing the $0.00001 par value or authorized amount of Common Stock, and rounding fractional shares resulting from the stock split up to the nearest whole number (the "Reverse Stock Split").  The Reverse Stock Split has not yet received approval from the required regulatory authorities and has not been reflected in these financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017.

Our net loss for the three-month periods ended June 30, 2018 and 2017 is as follows:

	Three months ended
	June 30,
	2018	2017

Revenue	$33,689	$20,051

Operating Expenses
Software research and development	9,152	3,520
General and administrative expenses	57,830	61,800
Total operating expenses	66,982	65,320

Loss from operations	(33,293)	(45,269)

Other Income (Expenses):
Gain (loss) on change in fair value of derivative liabilities	214,937	(61,639)
Interest expenses	(20,470)	(35,241)
Total other income (expenses)	194,467	(96,880)

Income (loss) before taxes	$161,174	$(142,149)

Income tax (expense) benefit	-	-

Net income (loss)	$161,174	$(142,149)

During the comparative three-month periods ended June 30, 2018 and 2017 the Company experienced an increase to period over period revenue as our current period subscription rates increased.  The Company's total operating expenses remained relatively consistent at $66,982 (2018) as compared to $65,320 (2017) however, software development costs increased from $3,520 in the three months ended June 30, 2017 to $9,152 in the current period as we continued to upgrade our product offerings.  Our general and administrative expenses were slightly reduced period over period from $61,800 (2017) to $57,830 in the current three-month period.  The Company recorded other income in the current period with a gain on the change in the fair value of its derivative liabilities of $214,937, as compared to $61,639 in the prior comparative three month period. Interest expenses period over period were $20,470 and $35,214, respectively for the three months ended June 30, 2018 and 2017.

The Company reported net income of $161,174 in the current three month period compared to a net loss of $142,149 in the prior three month period ended June 30, 2017.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017.

Our net loss for the six-month periods ended June 30, 2018 and 2017 is as follows:

	Six months ended
	June 30,
	2018	2017

Revenue	$67,512	$61,104

Operating Expenses
Depreciation	7,695	-
Software research and development	21,600	6,400
General and administrative expenses	125,824	126,158
Total operating expenses	155,119	132,558

Loss from operations	(87,607)	(71,454)

Other Income (Expenses):
Gain (loss) on change in fair value of derivative liabilities	85,228	(502,197)
Interest expenses	(38,406)	(96,461)
Total other income (expenses)	46,822	(598,658)

Income (loss) before taxes	$(40,785)	$(670,112)

Income tax (expense) benefit	-	-

Net income (loss)	$(40,785)	$(670,112)

During the comparative six-month periods ended June 30, 2018 and 2017 the Company experienced an increase to period over period revenue as our current period subscription rates increased.  The Company's total operating expenses increased in the current period from $132,558 (2017) to $155,119 as a direct result of a substantial increase to software development costs from $6,400 in the six months ended June 30, 2017 to $21,600 in the current period as we continued to upgrade our product offerings.   In addition, the Company recorded a one-time impairment of $7,695 relative to the write down of its previously capitalized trademark and patent application costs in the current six months ended June 30, 2018 with no prior expense in the comparative period. Our general and administrative expenses remained relatively constant period over period.  The Company recorded other income in the current six-month period as a result of the gain on the change in the fair value of its derivative liabilities of $85,228 as compared to a loss of $502,197 in the prior comparative six-month period. Interest expenses period over period were $38,406 and $96,461, respectively for the six months ended June 30, 2018 and 2017.

The Company reported a net loss of $40,785 and $670,112, respectively in the six-month periods ended June 30, 2018 and 2017.  The substantial reduction to the reported loss is entirely due to the change in the fair value of derivative liabilities and a reduction to interest expense in the current six-month period.

Liquidity and Financial Condition

Working Capital
	At June 30, 2018	At December 31, 2017
Current Assets	$4,021	$9,160
Current Liabilities	$1,125,959	$1,132,907
Working Capital (Deficit)	$(1,121,938)	$(1,123,747)

We continue to reflect a working capital deficit as we are unable to meet our operating overhead as it comes due.

Cash Flows
	Six-month periods ended June 30,
	2018	2017
Net cash used in operating activities	$(21,419)	$(41,410)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	$20,000	$41,500
Net increase (decrease) in cash during period	$(1,419)	$90

Operating Activities

Net cash used in operating activities was $21,419 for the six-month period ended June 30, 2018 compared with cash used in operating activities of $41,410 in the same period in 2017. The decrease in cash used in operating activities is predominantly attributable to various non-cash reconciliation adjustments including substantial reductions to the accretion of debt discount on convertible notes and the change in the fair value of our derivative liabilities.  We continued to record increases to accounts payable and related party payables in the current and prior comparative period, as we were not able to retire our obligations as they became due. During fiscal 2017 we were able to bring certain prior deferred revenues in the amount of $29,000 into income, with no similar results in the current six months ended June 30, 2018.

Investing Activities

There were no investing activities during the six-month period ended June 30, 2018 and 2017.

Financing Activities

Net cash provided by financing activities was $20,000 for the six-month period ended June 30, 2018 compared to $41,500 of cash provided in the same period in 2017. All amounts relate to convertible notes payable entered into during the respective periods.

Going Concern

Company had a working capital deficit as of June 30, 2018. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2018 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 143,951,671 shares of its common stock in satisfaction of principal of $4,680 and accrued interest payable of $1,078 in March 2018.

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

EPOXY, INC.

Date: October 9, 2018	By:	/s/ David Gasparine
	Name:	David Gasparine
	Title:	Chief Executive Officer (Principal Executive Officer), Treasurer, (Principal Financial Officer) Secretary, and Director