Form 10-Q
period 2018-09-30
Epoxy, Inc.
filed 2019-01-22
CIK 1428816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes [ ] No [ ]
APPLICABLE ONLY TO CORPORATE ISSUERS
350,631 shares of common stock outstanding as of January 15, 2019
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

EPOXY, INC.

EPOXY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Unaudited Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	F-1
Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017	F-2
Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 and 2017	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-13

EPOXY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	September 30, 2018	December 31, 2017
ASSETS
Current
Cash	$13,078	$5,440
Accounts receivable	-	2,750
Prepaid expenses	-	970
Total Current Assets	13,078	9,160

Trademark and Patent	-	7,695

Total Assets	$13,078	$16,855

LIABILITIES
Current
Accounts payable and accrued liabilities	$293,720	$252,082
Accounts payable and accrued liabilities – related parties	115,928	88,293
Loans payable	17,000	17,000
Loan payable – related party	12,000	12,000
Derivative liabilities	248,441	497,988
Convertible notes, net of unamortized discounts and deferred financing cost	236,030	193,144
Other liabilities	72,400	72,400
Total Current Liabilities	995,519	1,132,907

Total Liabilities	995,519	1,132,907

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.00001 par value;
authorized: 35,000,000 Series A Preferred shares, 25,330,985 and 25,080,985 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	253	251
authorized: 15,000,000 Series B Preferred shares, 1,000,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	10	10
Common Stock, $0.00001 par value;
authorized: 4,450,000,000 shares, 349,399 and 320,608 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	3,903,127	3,843,055
Accumulated deficit	(4,885,834)	(4,959,371)
Total Stockholders' Deficit	(982,441)	(1,116,052)
Total Liabilities and Stockholders' Deficit	$13,078	$16,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EPOXY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$52,435	$18,252	$119,947	$79,356

Operating Expenses
Amortization	-	-	7,695	-
Software research and development	8,864	4,546	30,464	10,946
General and administrative expenses	60,728	53,785	186,552	179,942
Total operating expenses	69,592	58,331	224,711	190,888

Loss from operations	(17,157)	(40,079)	(104,764)	(111,532)

Other Income (Expenses):
Gain (loss) on change in fair value of derivative liabilities	169,309	(180,134)	254,537	(682,331)
Interest expense	(37,830)	(14,335)	(76,236)	(110,797)
Total other income (expenses)	131,479	(194,469)	178,301	(793,128)

Income (loss) before taxes	$114,322	$(234,548)	$73,537	$(904,660)

Income tax (expense) benefit	-	-	-	-

Net income (loss)	$114,322	$(234,548)	$73,537	$(904,660)

Net income (loss) per share
– basic	$0.33	$(0.73)	$0.21	$(3.25)
– diluted	$0.00	$(0.73)	$0.00	$(3.25)

Weighted average shares outstanding
– basic	349,399	320,608	342,731	278,134
– diluted	64,173,746	320,608	64,167,078	278,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EPOXY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine months ended
	September 30,
	2018	2017
Cash flows from Operating Activities
Net income (loss)	$73,537	$(904,660)
Adjustments to reconcile net loss to net cash used in operations:
Amortization	7,695	-
Accrued interest converted to shares	-	5,704
Transfer agent fees issued by shares	-	7,804
(Gain) loss on change in fair value of derivative liabilities	(254,537)	682,331
Amortization of discounts on convertible notes	45,500	81,855
Amortization of deferred financing costs	2,066	6,605
Interest expense due to default on convertible note	3,780	3,680
Imputed interest	525	525
Changes in operating assets and liabilities:
Accounts receivable	2,750	(3,000)
Prepaid expenses	970	-
Deferred revenue	-	(29,000)
Accounts payable and accrued expenses	42,717	60,282
Accounts payable and accrued expenses, related party	27,635	34,922
Net cash used in operating activities	(47,362)	(52,952)

Cash flows from Financing Activities
Proceeds from convertible notes	30,000	56,500
Proceeds from sale of Series A Preferred Shares	25,000	-
Net cash provided by financing activities	55,000	56,500

Net increase (decrease) in cash during the period	7,638	3,548
Cash, beginning of period	5,440	2,662
Cash, end of period	$13,078	$6,210

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Debt principal converted to shares	$4,680	$91,300
Accrued interest converted to shares	$1,079	$9,224
Derivative liability reclassified as additional paid-in capital	$28,790	$475,922
Derivative liability – debt discount	$-	$49,680
Debt issuance financing cost	$-	$4,500

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
On March 16, 2016 pursuant to approval by the board of directors and shareholders, the Company filed an Amendment to its Articles of Incorporation increasing the authorized shares to 900,000,000 with 850,000,000 common and 50,000,000 preferred shares. On September 28, 2016, the Company's board of directors and majority shareholder approved a further increase of the Company's authorized share capital from 850,000,000 common shares to 1,950,000,000 common shares.  The Company filed the amendment with the State of Nevada on November 21, 2016. On November 7, 2017, the Company's board of directors and majority shareholder approved a further increase of the Company's authorized share capital from 1,950,000,000 common shares to 4,450,000,000 common shares.  The Company filed the amendment with the State of Nevada on January 11, 2018.  On September 17, 2018 the Company's Board of Directors approved a reverse stock split of all the outstanding shares of the Company's Common Stock at a ratio of one post-split share per five-thousand pre-split shares (1:5000), without changing the $0.00001 par value or authorized amount of Common Stock, and rounding fractional shares resulting from the stock split up to the nearest whole number (the "Reverse Stock Split").  The Reverse Stock Split became effective on October 3, 2018. Unless otherwise noted, impacted share amounts and per share information included in the financial statements and notes thereto have been retroactively adjusted for the reverse stock split as if such share split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly differently than previously reported due to rounding of fractional shares as a result of the reverse stock split.

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the Securities and Exchange Commission on June 8, 2018.

EPOXY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Description of business and basis of presentation (continued)

Net (loss) income per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. For the nine months ended September 30, 2018 and December 31, 2017, all potentially dilutive securities are anti-dilutive due to the Company's losses from operations.

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.

The following table sets forth the number of dilutive shares as of September 30, 2018

Series A Preferred shares	63,327,463
Convertible notes*	496,884
Total diluted shares	68,824,347
 *the number of shares was calculated based on the closing price of the common stock of the Company as of September 30, 2018

Note 2 – Going Concern

For the nine months ended September 30, 2018, the Company used net cash in operations of $47,362. In addition, the Company had a working capital deficit as of September 30, 2018. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2018 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

The following table provides a summary of the fair value of our derivative liabilities as of September 30, 2018 and December 31, 2017:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of September 30, 2018:
Liabilities
Derivative liabilities	$-	$-	$248,441

As of December 31, 2017:
Liabilities
Derivative liabilities	$-	$-	$497,988

Note 4- Loans Payable

The Company has received loans from third parties in prior fiscal years, accruing interest at rates of between 5% and 10% with default interest rates of between 10% and $16%.  The loans are in default and due on demand as at September 30, 2018 and December 31, 2017:

	Note Payable	Accrued interest
Balance, December 31, 2016	$17,000	$4,218
Additions	-	1,848
Balance, December 31, 2017	17,000	6,066
Additions	-	1,382
Balance, September 30, 2018	$17,000	$7,448

Note 5- Convertible Notes

At September 30, 2018 and December 31, 2017, convertible notes payable consisted of the following:

	September 30, 2018	December 31, 2017
Principal amount	$236,030	$205,430
Less: unamortized debt discount	-	(11,721)
Financing costs	-	(565)
Convertible notes payable, net	$236,030	$193,144

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

The carrying value of these convertible notes is as follows:

As at September 30, 2018 and December 31, 2017, the carrying values of the convertible debenture was $125,000.

During the three months ended September 30, 2018 and 2017, accrued convertible interest thereon was $3,116.

During the nine months ended September 30, 2018 and 2017, accrued convertible interest thereon was $9,349.

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

In January 2017, the noteholder gave notice of conversion and the Company issued 290,187,136 pre-reverse split shares of its common stock in full satisfaction of the entire principal of $35,000 and accrued interest balance of $2,792 with $3,520 in transfer agent fees.

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

During the three months period ended March 31, 2017 the noteholder gave notice of conversion and the Company issued 726,933,349 pre-reverse split shares of its common stock in full satisfaction of the entire principal of $46,000 and accrued interest balance of $2,625

On January 11, 2017, the Company received net proceeds of $41,500 with respect to the backend feature of this Convertible Note. Financing fees of $2,500 and legal fees of $2,000 were paid in respect of the backend note which bears interest at 8% per annum and is due on May 24, 2017. During the quarter ended June 30, 2017 the convertible note fell into default due to the Company failure to be current in its filings with the Securities and Exchange Commission. Upon an event of default, the interest rate is increased to 24% per annum. On May 24, 2017, this Note remained unpaid at maturity, and the outstanding principal due under this Note was increased by 8%, or $3,680.

In March 2018, the noteholder gave notice of conversion and the Company issued 143,951,671 pre-reverse split shares of its common stock in satisfaction of the principal of $4,680 and accrued interest payable of $1,079

As at September 30, 2018, carrying values of the back-end convertible debenture and accrued convertible interest thereon were $45,000 and $17,071 respectively. As at December 31, 2017 the carrying values of the back-end convertible debenture and accrued convertible interest thereon were $49,680 and $9,105, respectively.

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

EPOXY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Convertible Notes (continued)

(4)	Convertible note due on July 13, 2017 (cont'd)

During the year ended December 31, 2016, the Company issued 49,290,170 pre-reverse split shares in respect of Conversion Notices received for a total of $10,731 in principal and $137 in accrued interest, and in January 2017, the Company issued 52,933,533 pre reverse split shares in respect of Conversion Notices received for a total of $10,300 in principal and $278 in accrued interest in January 2017.  As of September 30, 2018, and December 31, 2017, the Company had converted the entire principal and accrued interest under the note above, leaving a balance of $0 on the balance sheet.

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

As at September 30, 2018 the carrying value of the convertible debenture and accrued convertible interest thereon were $15,000 and $2,030, respectively. As at December 31, 2017 the carrying value of the convertible debenture and accrued convertible interest thereon were $14,592 and $368, respectively.

(6)	Convertible note due on September 27, 2018

On September 27, 2017, the Company entered into a Securities Purchase Agreement ("SPA") with an investor where under the Company will issue four 8% convertible redeemable notes in the aggregate principal amount of $63,000 with the first note being $15,750 funded on October 4, 2017, with financing cost of $750, and the rest will be funded in future periods, convertible into shares of the Company's common stock with a maturity date on September 27, 2018.   On January 15, 2018 a further $15,000, inclusive of $750 in legal fees, and on March 8, 2018 additional $5,000, had been received, and on July 16, 2018 a further $10,000, inclusive of $750 in legal fees had been received as well. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion. On September 27, 2017, this Note remained unpaid at maturity, and the outstanding principal due under this Note was increased by 8%, or $3,780.

As at September 30, 2018 the carrying value of the convertible debenture and accrued convertible interest thereon were $51,030 and $2,631, respectively. As at December 31, 2017, the carrying value of the convertible debenture and accrued convertible interest thereon was $15,750 and $304, respectively. The unamortized debt discount was $0 and $11,878, respectively as of September 30, 2018 and December 31, 2017.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Convertible Notes (continued)

The following table sets forth interest expense for amortization of the debt discount and financing costs recognized related to the above convertible notes:

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Amortization of financing costs	$1,193	$-	$2,066	$6,605
Amortization of debt discount	24,826	7,092	45,500	81,855
Total	$26,019	$7,092	$47,566	$88,460

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

On September 17, 2018 the Company's Board of Directors approved a reverse stock split of all the outstanding shares of the Company's Common Stock at a ratio of one post-split share per five-thousand pre-split shares (1:5000), without changing the $0.00001 par value or authorized amount of Common Stock, and rounding fractional shares resulting from the stock split up to the nearest whole number (the "Reverse Stock Split").  The Reverse Stock Split became effective on October 3, 2018.

Common stock

As described more fully above in Note 5, the Company issued 214,010 shares of common stock (1,070,054,018 pre-reverse split shares of common stock) to settle certain convertible notes and accrued interest payable during the year ended December 31, 2017.

As described more fully above in Note 5, the Company issued 28,791 shares of common stock (143,951,671 pre-reverse split shares of its common stock) in satisfaction of the principal of $4,680 and accrued interest payable of $1,079 during the nine-month period ended September 30, 2018.

There were no shares of common stock issued during the quarters ended June 30, 2018 and September 30, 2018.

Series A Preferred Shares

On July 2, 2018, the Company received $25,000 from an investor to purchase 250,000 Series A Preferred Shares at $0.10 per share. The Series A Preferred Shares is deemed to be issued.

As at September 30, 2018 and December 31, 2017 the Company had 25,330,985 and 25,080,985 Series A Preferred Shares issued and outstanding, respectively, each carrying conversion rights of 2.5 common shares to each 1 share of Series A Preferred Stock and voting rights of 15 to 1, compared to common stock.

Series B Preferred Shares

On September 16, 2015 pursuant to approval by the Board of Directors, the Company filed a Certificate of Designation for its Class B preferred shares under which it was designated that there should be 15,000,000 Class B preferred shares with par value of $0.00001 each of which shall have voting rights of 1,000 to 1 as compared to common stock but no conversion rights. As at September 30, 2018 and December 31, 2017 the Company had 1,000,000 Series B Preferred Shares issued and outstanding, respectively

EPOXY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Derivative Liabilities

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

On September 27, 2017, the Company entered into a Securities Purchase Agreement ("SPA") with an investor where under the Company will issue four 8% convertible redeemable notes in the aggregate principal amount of $63,000 with the first note being $15,750 funded on October 4, 2017, with financing cost of $750, and the rest will be funded in future periods, convertible into shares of the Company's common stock with a maturity date on September 27, 2018 On January 15, 2018 a further $15,000, inclusive of $750 in legal fees, and on March 8, 2018 additional $5,000, had been received, and on July 16, 2018 a further $10,000, inclusive of $750 in legal fees had been received as well. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading prices for the previous twenty (20) trading days to the date of conversion.    Upon issuance, a total of $33,780, the day one loss on the notes, was recorded as a change in the fair value of the derivative liability.

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

As a result of the application of ASC No. 815 in period ended September 30, 2018 and December 31, 2017, the fair value of the conversion feature associated with the convertible loans is summarized as follows:

Balance at December 31, 2017	$497,988
Derivative additions associated with convertible notes	33,780
Derivative liability reclassified as additional paid-in capital associated with conversion of debt	(28,790)
Loss on change in fair value during the period	(254,537)
Balance at September 30, 2018	$248,441

 The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of September 30, 2018, December 31, 2017 and commitment date:

	Commitment Date	September 30, 2018	December 31, 2017
Expected dividends	0	0	0
Expected volatility	319.13%~453.80%	-	572.51% ~ 1,194%
Expected term	0 ~ 0.98 years	0	0 ~ 0.74 years
Risk free interest rate	0.55%~0.33%	-	1.28% ~ 1.65%

All above convertible notes are due as of September 30, 2018, we calculated the derivative liabilities   on the conversion price.

EPOXY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Commitments

(1)	Office Lease

On April 16, 2015 the Company entered into a six-month lease commencing April 1, 2015 with certain other third parties in respect of a shared office and residential premises located in San Diego, California.   The Company's obligation under the terms of the lease was $875 per month plus utilities.  The Company paid a security deposit of $875 and the first two months rent totaling $1,750 upon signing of the contract.   Effective November 1, 2015, the Company agreed to a rent increase to $925 per month plus utilities.  Upon expiry of the lease, the Company continued to operate the lease on a month to month basis. In May 2018 the Company entered into a new lease agreement for the same space for a term of six months at a monthly rate of $1,795 plus utilities.  On expiry of the lease term the Company has returned to month to month arrangement with the landlord at the same rate.

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

2018 - $2,690
2019 - $6,277

Note 9 – Related Party Transactions

Transactions with David Gasparine

In October 2015, the board agreed to increase Mr. Gasparine's salary under an employment agreement originally entered into during fiscal 2014 to $72,000 per annum.

During the nine months ended September 30, 2018 and 2017, the Company accrued additional fees of $54,000 respectively for services provided by Mr. Gasparine. The Company paid $21,710, net, to Mr. Gasparine in the current nine-month period (2017 - $15,625), leaving $113,766 and $86,731, respectively, on the balance sheets as accounts payable and accrued liabilities – related parties as at September 30, 2018 and December 31, 2017.

Transactions with Mary Gasparine

On September 12, 2016 the Company received proceeds of $12,000 secured by a promissory note from Mary Gasparine, the mother of our CEO, President and a director. The loan bears interest at 12% per annum and matures on September 12, 2017.  As at September 30, 2018 and December 31, 2017 a cumulative total of $2,162 and $1,562, respectively, has been accrued as interest expense in respect to the aforementioned loan and recorded on the balance sheets as accounts payable and accrued liabilities – related party. On September 12, 2017 this loan came due and payable, including all accrued interest thereon. This loan is presently in default.

EPOXY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 – Other Liability

(a)
During the three months ended March 31, 2016 the Company entered into various agreements with a telephone service provider (the "Client") for the launch of the Epoxy App at its corporate and franchise locations. Under the terms of the agreement, Epoxy would offer training to the corporate location and the term would run twelve months from the launch of the Epoxy App.  As consideration the Company would receive fees from certain locations in advance, totaling $23,400.  Subsequent to the execution of the agreements the Client revised its corporate focus.  As a result, the Company has recorded the entire fee remitted as deferred revenue until such time as a formal unwinding of the agreement is complete. As at September 30, 2018 and December 31, 2017, the amounts received remain in other liability as the Company has not yet concluded the unwinding of the agreement. At the date this report, executive management of the Client has not responded to management requests to complete the formal unwinding of the agreement.

(b)
On March 31, 2016 the Company entered into an agreement with a third party to develop a customized EPOXY app for gift and loyalty cards for each client. Under the terms of the agreement Epoxy will receive a development fee of $49,000 which amounts were paid as to $30,000 on signing of the agreement, and $19,000 upon official launch of the pilot program, which occurred during the year ended December 31, 2016.  All proceeds have been received under the contract.  These amounts are expected to be realized as income upon completion of the pilot program. However, as at the date of this report, executive management of the third party has not confirmed the program is complete. As at September 30, 2018 and at December 31, 2017, the amounts received remained in other liabilities.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017.

Our net loss for the three-month periods ended September 30, 2018 and 2017 is as follows:

	Three months ended
	September 30,
	2018	2017

Revenue	$52,435	$20,051

Operating Expenses
Software research and development	8,864	4,546
General and administrative expenses	60,728	53,785
Total operating expenses	69,592	58,331

Loss from operations	(17,157)	(40,079)

Other Income (Expenses):
Gain (loss) on change in fair value of derivative liabilities	169,309	(180,134)
Interest expenses	(37,830)	(14,335)
Total other income (expenses)	131,479	(194,469)

Income (loss) before taxes	$114,322	$(234,548)

Income tax (expense) benefit	-	-

Net income (loss)	$114,322	$(234,548)

During the comparative three-month periods ended September 30, 2018 and 2017 the Company experienced an increase to period over period revenue as the number of subscriptions increased substantially in the current period.  The Company's total operating expenses increased period over period from $58,331 (2017) to $69,592 (2018) due to increased software development costs from $4,546 in the three months ended September 30, 2017 to $8,864 in the current period as we continued to upgrade our product offerings.  Our general and administrative expenses also increased period over period from $53,785 (2017) to $60,728 in the current three-month period.  The Company recorded other income in the current period with a gain on the change in the fair value of its derivative liabilities of $169,309, as compared to a loss of $180,134 in the prior comparative three-month period. Interest expenses period over period were $37,830 and $14,335, respectively for the three months ended September 30, 2018 and 2017.

The Company reported net income of $114,322 in the current three month period compared to a net loss of $234,548 in the prior three month period ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017.

Our net loss for the nine-month periods ended September 30, 2018 and 2017 is as follows:

	Nine months ended
	September 30,
	2018	2017

Revenue	$119,947	$79,356

Operating Expenses
Amortization	7,695	-
Software research and development	30,464	10,946
General and administrative expenses	186,552	179,942
Total operating expenses	224,711	190,888

Loss from operations	(104,764)	(111,532)

Other Income (Expenses):
Gain (loss) on change in fair value of derivative liabilities	254,537	(682,331)
Interest expenses	(76,236)	(110,797)
Total other income (expenses)	178,301	(793,128)

Income (loss) before taxes	$75,537	$(904,660)

Income tax (expense) benefit	-	-

Net income (loss)	$75,537	$(904,660)

During the comparative nine-month periods ended September 30, 2018 and 2017 the Company experienced an increase to period over period revenue as the number of subscriptions increased substantially in the current period. The Company's total operating expenses increased in the current period from $190,888 (2017) to $224,711 as a direct result of a substantial increase to software development costs from $10,946 in the nine months ended September 30, 2017 to $30,464 in the current period as we continued to upgrade our product offerings.   In addition, the Company recorded a one-time impairment of $7,695 relative to the write down of its previously capitalized trademark and patent application costs in the current nine months ended September 30, 2018 with no prior expense in the comparative period. Our general and administrative expenses increased slightly period over period.  The Company recorded other income in the current nine-month period as a result of the gain on the change in the fair value of its derivative liabilities of $254,537 as compared to a loss of $682,331 in the prior comparative nine-month period. Interest expenses period over period were $76,236 and $110,797, respectively for the nine months ended September 30, 2018 and 2017.

The Company reported net income of $75,537 as compared to a net loss of $904,660, in the nine-month periods ended September 30, 2018 and 2017.  The substantial reduction to the reported loss is entirely due to the change in the fair value of derivative liabilities and a reduction to interest expense in the current nine-month period.

Liquidity and Financial Condition

Working Capital
	At September 30, 2018	At December 31, 2017
Current Assets	$13,078	$9,160
Current Liabilities	$995,519	$1,132,907
Working Capital (Deficit)	$(982,441)	$(1,123,747)

We continue to reflect a working capital deficit as we are unable to meet our operating overhead as it comes due.

Cash Flows
	Nine-month periods ended September 30,
	2018	2017
Net cash used in operating activities	$(47,362)	$(52,952)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	$55,000	$56,500
Net increase (decrease) in cash during period	$7,638	$3,548

Operating Activities

Net cash used in operating activities was $47,362 for the nine-month period ended September 30, 2018 compared with cash used in operating activities of $52,952 in the same period in 2017. The decrease in cash used in operating activities is predominantly attributable to various non-cash reconciliation adjustments including substantial reductions to the accretion of debt discount on convertible notes and the change in the fair value of our derivative liabilities.  We continued to record increases to accounts payable and related party payables in the current and prior comparative period, as we were not able to retire our obligations as they became due. During fiscal 2017 we were able to bring certain prior deferred revenues in the amount of $29,000 into income, with no similar results in the current nine months ended September 30, 2018.

Investing Activities

There were no investing activities during the nine-month period ended September 30, 2018 and 2017.

Financing Activities

Net cash provided by financing activities was $55,000 for the nine-month period ended September 30, 2018 compared to $56,500 of cash provided in the same period in 2017. The Company received $30,000 and $56,500 from proceeds from convertible notes and $25,000 and $0 as a result of the sale of Series A preferred shares at September 30, 2018 and 2017, respectively.

Going Concern

For the nine months ended September 30, 2018, the Company used net cash in operations of $47,362. In addition, the Company had a working capital deficit as of September 30, 2018. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2018 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 2, 2018, the Company received $25,000 from an investor to purchase 250,000 Series A Preferred Shares at $0.10 per share.

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

EPOXY, INC.

Date: January 22, 2019	By:	/s/ David Gasparine
	Name:	David Gasparine
	Title:	Chief Executive Officer (Principal Executive Officer), Treasurer, (Principal Financial Officer) Secretary, and Director